Form 10QSB
period 1998-03-31
MEGABANK FINANCIAL CORP
filed 1998-05-12
CIK 761111

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
              For the period ended March 31, 1998.

                               or

   [  ]  Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
          For the transition period from _____ to _____

                Commission file number 001-13819

                 MegaBank Financial Corporation
     (Exact name of registrant as specified in its charter)

          Colorado                           84-0949755
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification Number)

      8100 E. Arapahoe Road, Suite 214, Englewood, Colorado 80112
        (Address of principal executive offices)     (Zip code)

                        (303) 740-2265
                 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ]No

At May 4, 1998, there were 213,578 shares of the registrant's common stock, no par value, outstanding.

Transitional Small Business Disclosure Format
     [  ] Yes  [X] No

                 MEGABANK FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                   PAGE NO.

          Item 1.   Financial Statements              3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations         8

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote
                    of Security Holders              13

          Item 6.   Exhibits and Reports on Form 8-K 13

          SIGNATURES                                 14


                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

                                            March 31,    December 31,
                                              1998          1997
                                              ____          ____
                                           (unaudited)
ASSETS
  Cash and due from banks               $  13,009       $   9,910
  Interest-bearing deposits                 1,373           1,470
  Federal funds sold                       26,145           1,775
  Investment securities available
   for sale                                14,011          13,999
  Loans                                   129,622         126,087
    Less allowance for loan losses         (2,174)         (2,083)
                                       ____________    ____________
                                          127,448         124,004

  Bank premises, leasehold improvements
   and equipment, net                       4,810           4,799
  Accrued interest receivable                 993             898
  Deferred tax asset                          633             636
  Preferred securities issuance costs,
   net                                        747             255
  Other                                       197             134
                                       ____________     ____________
          Total assets                 $  189,366      $  157,880
                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Deposits
      Demand, non-interest bearing     $   51,202      $   42,515
      Demand, interest bearing             67,338          56,339
      Savings                               4,482           4,562
      Time                                 39,897          38,462
                                       ___________     ____________
          Total deposits                  162,919         141,878

    Federal Home Loan Bank borrowings           -           1,423
    Securities sold under agreement to
     repurchase                             1,025               -
    Income taxes payable                      300             132
    Accrued interest payable                  314             152
    Note payable                                -           2,000
    Other                                     550             717
                                      ____________     ____________
          Total liabilities               165,108         146,302
    Company obligated manditorily
     redeemable preferred securities
     of subsidiary trust holding solely
     Junior Subordinated Debentures        12,000               -

  Shareholders' equity
    Preferred stock; no par value,
     10,000,000 shares authorized,
     none issued                                -               -
    Common stock; no par value,
     50,000,000 shares authorized,
     213,578 shares issues and
     outstanding                            1,961           1,961
    Retained earnings                      10,261           9,578
    Accumulated other comprehensive
     income                                    36              39
                                       ____________     ____________
          Total shareholders' equity       12,258          11,578
                                       ____________     ____________
          Total liabilities and
           shareholders' equity       $   189,366      $  157,880
                                       ============     ============

The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     Three months ended March 31, 1998 and 1997 (Unaudited)
          (Dollars in thousands, except per share data)

                                             Three months ended
                                                  March 31,
                                             1998            1997
                                             ____            ____
                                                 (Unaudited)
Interest income
   Loans, including fees               $    3,902      $     3,085
   Taxable investment securities               72               68                        72           68
   Nontaxable investment securities           187              138
   Funds sold                                 106               87
   Other interest                              35                9
       Total interest income                4,302            3,387
                                       ____________     ____________

Interest expense
   Deposits                                 1,265              972
   Borrowed funds                              73               58
   Trust preferred securities                 149                -
   Notes payable                               19               49
                                       ____________     ____________

   Total interest expense                   1,506            1,079
                                       ____________     ____________
       Net interest income                  2,796            2,308
Provision for loan losses                      90              150
                                       ____________     ____________
       Net interest income after
        provision for loan losses           2,706            2,158

Other income
   Service charges on deposit accounts         28               16
   Gain on sale of investment
    securities                                 25                -
   Other income                               168              195
                                       ____________     ____________
       Total other income                     221              211

Other expenses
   Salaries and employee benefits             896              695
   Occupancy expenses of premises             185              157
   Furniture and equipment expense            115               63
   Other expenses                             699              653
                                       ____________     ____________
       Total other expenses                 1,895            1,568
                                       ____________     ____________
       Income before income taxes           1,032              801
Income tax expense                            349              280
                                       _____________    ____________
       Net income                      $      683       $      521

Other comprehensive income, net of
 tax
   Unrealized gains on securities
     Unrealized holding gains (losses)
      arising during the period                (5)             (26)
   Income tax benefit related to items
    of other comprehensive income               2                9
                                       _____________    ____________
     Other comprehensive income,
      net of tax                               (3)             (17)
     Comprehensive income              $      680       $      504
                                       ============     ============
Income per share
   Basic earnings per share            $     3.20       $     2.44
                                       ============     ============
   Common shares outstanding              213,578          213,578



The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three months ended March 31, 1998 and 1997 (unaudited)
                      (Dollars in thousands)

                                            Three months ended
                                                 March 31,
                                           1998             1997
                                           ____             ____
                                               (Unaudited)
Cash flows from operating activities
   Net income                          $      683       $      521
   Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Provision for loan losses                90              150
      Depreciation and amortization           110               56
      Gain on sale of investment securities
       available for sale                     (25)               -
      Deferred income taxes                    (1)             (10)
   Changes in deferrals and accruals
      Interest receivable                     (95)             (72)
      Interest payable                        162               25
      Income taxes payable                    158              179
      Other, net                              (63)              (3)
                                       ____________     ____________
        Net cash provided by operating
         activities                         1,019              846

Cash flows from investing activities
   Net (increase) in federal funds sold   (24,370)         (17,375)
   Net (increase) decrease in
    interest-bearing deposits                  97             (157)
   Purchase of securities available
    for sale                                 (150)               -
   Proceeds from maturities of investment
    securities available for sale               -              482
   Proceeds from sales of securities
    available for sale                        175                -
   Net increase in loans                   (3,535)          (8,393)
   Expenditures for bank premises and
    equipment                                (117)            (807)
                                       ____________     ____________
        Net cash used in investing
         activities                       (27,900)         (26,250)

Cash flows from financing activities
   Net increase in deposits                21,041           30,977
   Net increase (decrease) in advances
    from Federal Home Loan Bank            (1,423)             144
   Net increase in repurchase agreements    1,025                -
   Proceeds from trust preferred
    securities                             12,000                -
   Debt issuance costs                       (496)               -
   Principal payments on notes payable     (2,000)            (628)
   Other                                     (167)              89
                                       ____________     ____________
        Net cash provided by financing
         activities                        29,980           30,582
                                       ____________     ____________

Net increase in cash and due
 from banks                                 3,099            5,178
Cash and due from banks at beginning
 of period                                  9,910            9,130
                                       ____________     ____________
Cash and due from banks at end
 of period                             $   13,009       $   14,308
                                       ============     ============

Supplemental disclosures of cash flow
 information
   Cash paid year to date for:
      Interest expense                 $    1,324       $    1,090
      Income taxes                            179               86

The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three month period ended March 31, 1998 and 1997
                           (Unaudited)


1.   Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the prospectus of the Company dated February 3, 1998 SEC File Nos. 333-42189 and 333-42191.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997.

The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.


2.   Nature of Operations

MegaBank Financial Corporation (the "Company") was founded in 1984 with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank of Arapahoe (the "Bank"), was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened six additional banking locations throughout the Denver area. Four more branches are in the planning and construction phases of which one is expected to open in 1998.


3.   Offering of Trust Preferred Securities by MB Capital I

On February 9, 1998 the Company and its wholly-owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures maturing February 9, 2028, issued by the Company to the Trust in connection with the public offering.

Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company, and accordingly, the accounts of the Trust are included in the consolidated financial statements of the Company. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures." For financial reporting purposes, the Company records distributions payable on the Trust Preferred Securities as interest expense in the consolidated statements of income.

The Junior Subordinated Debentures are unsecured and rank junior and are subordinate to all senior debt of the Company and constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the Preferred Securities.


4.   Comprehensive Income

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No.
130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Amounts formerly presented in Shareholders' Equity as "Unrealized gains on securities available for sale, net of taxes", are now reflected as "Accumulated other comprehensive income".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

It is presumed that readers of these interim financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Prospectus dated February 3, 1998, SEC File Nos. 333-42189 and 333-42191. The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the unaudited consolidated financial statements of the Company included elsewhere herein.


Results of Operations

In the quarter ended March 31, 1998, the Company generated interest income of $4.3 million compared to $3.4 million for the same period last year. The increase was due to higher balances of interest earning assets. Interest expense for the same periods was $1.5 million compared to $1.1 million. Additional interest bearing deposits contributed to the increase in interest expense, as well as the additional interest expense of the Trust Preferred Securities offering discussed elsewhere herein. Other income generated in the first quarter of 1998 increased slightly to approximately $221,000 as compared to $211,000 for the first quarter of 1997. This overall increase is attributable to a one-time gain on sale of equity securities. At the same time, a decrease in other income is also attributable to the decrease in rental income from third parties in the Company's main office building. Prior to 1998, the Company had let space to third parties. The Bank has gradually occupied much of this space as it has become available, decreasing the amount of rental space occupied by third parties. Other expenses in the first quarter of 1998 were $1.9 million as compared to $1.6 million for the same period last year. An increase in other expenses is primarily due to additional employee expense required by branch expansion and internal growth.

In the quarter ended March 31, 1998, the Company generated net income after provisions for income tax of $682,577 compared to $521,145 for the same period last year. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $189 million and $150 million at March 31, 1998 and 1997, respectively.

On February 9, 1998 the Company and its wholly-owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

With a portion of the net proceeds obtained in the public offering of Trust Preferred Securities, the Company infused the Bank with $6 million in capital of which $2 million was targeted for additional branch expansion. This additional capital has allowed the Bank to increase its legal lending limits. The increased lending limit is designed to further the Bank's internal growth objectives.

Net increases in loans were $3.5 million and $8.4 million during the quarters ended March 31, 1998 and 1997, respectively. It is important to note that this was a net increase. Actual origination of new loans was approximately $60.6 million during the first quarter of 1998 as compared to $40.6 million during the same period in 1997.

Net increases in deposits were $21.0 million for the first quarter of 1998 compared to a net increase of $31.0 million for the same time period in 1998. Although the net increase is lower than the previous year, total deposits were approximately $162.9 million at March 31, 1998 as compared to $135.6 million at March 31, 1997.


Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.


The following table sets forth information regarding changes in the allowance for loan losses of the Company for the period indicated.


                                   Three Months Ended
                                      March 31, 1998
                                   (Dollars in thousands)
Average total loans                  $128,664
                                     ========

Total loans at end of period         $129,622
                                     ========

Allowance at beginning of period     $  2,083

Charge-offs:
     Construction                           -
     Commercial and industrial             (2)
     Installment                            -
     Mortgage                               -
     Other                                 (1)
                                     _________

          Total charge-offs                (3)

                                   Three Months Ended
                                     March 31, 1998
                                   (Dollars in thousands)
Recoveries:
     Construction                           -
     Commercial and industrial              1
     Installment                            3
     Mortgage                               -
     Other                                  -
                                    __________

          Total recoveries                  4

Net (charge-offs) recoveries                1
Provisions for loan losses                 90
                                    __________

Allowance at end of period          $   2,174
                                    __________

Ratio of net (charge-offs) recoveries
     to average loans                    0.001%
Allowance to total loans
 to end of period                        1.68%
Allowance to nonperforming loans       135.54%


The  Company's  lending personnel are responsible for  continuous
monitoring  of  the  quality  of  loan  portfolios.    The   loan
portfolios are also monitored and examined by the Company loan review personnel. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions and changing historical experience.

State  and  federal regulatory agencies, as an integral  part  of their examination process, review the Company's loans and its allowance for loan losses. Management believes that the
Company's allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that management will not determine a need to increase the allowance for loan losses or that regulators, when reviewing the Company's loan portfolios in the future, will not require the Company to increase such allowance, either of which could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses.

Nonperforming loans. Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and interest accrued during the current year is reversed through a charge to current year's earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of March 31, 1998.


The   following  table  sets  forth  information  concerning  the nonperforming assets of the Company at the dates indicated:


                                         March  31,     December 31,
                                          1998            1997
                                          ____            ____
Nonaccrual loans                         $1,604          $1,604
Other loans 90 days past due                  -               -
Other real estate                             -               -
                                       ____________     ____________

Total nonperforming loans                $1,604          $1,604
                                       ============     ============

Ratio of nonaccrual and other loans
    90 days past due to total loans       1.24%           1.27%
Ratio of nonperforming assets to
    total loans plus other real estate    1.24            1.27
Ratio  of  nonperforming assets to
    total  assets                         0.85            1.02


Of the amount of nonaccrual loans as of December 31, 1997 and March 31, 1998, all of the $1.6 million is the Bank's portion of the five related loans totaling approximately $4.5 million which are subject to a Chapter 11 bankruptcy proceeding. The loans were originated by the Bank and were made at various times during 1994, 1995 and 1996 in connection with a real estate development on which the developer has constructed a residential building assembly plant. The loans are secured by real estate. The loans are also secured by certificates of deposit in the approximate amount of $792,000 as well as two personal guarantees from the owners of the developer as well as guaranteed by a related limited partnership, all three of which have substantial net worth. Management believes that the Company is adequately collateralized on these loans. Subsequent to March 31, 1998, the Bank received payment of $210,482 on such loans that was applied to principal.

Management is not aware of any adverse trend relating to the Company's loan portfolio. As of March 31, 1998, there were no significant balances of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.

Liquidity and Capital Resources

The Company has two basic sources of liquidity. The first is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Deposits increased to $162.9 million at March 31, 1998 as compared to $135.6 million at March 31, 1997.

The second source of the Company's liquidity is Federal Home Loan Bank ("FHLB") advances and Company lines of credit. FHLB advances are used regularly in the cash management function both to fund a portion of the lending portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At March 31, 1998, the Company had available $7.0 million of unused borrowing capacity from the FHLB and $5.5 million from its other lenders. The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds provided primarily to make loans and to purchase investment securities.

The Trust Preferred Securities were structured to qualify as Tier 1 capital for the Company for regulatory capital purposes. However, they cannot be used to constitute more than 25% of the Company's total Tier 1 capital. Any future increases in other elements of the Company's Tier 1 capital, including retained earnings, should permit the Company to include greater portions of the trust preferred securities proceeds in Tier 1 capital.

Based  on  risk-based capital guidelines of the  Federal  Reserve
Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4% and a total capital to risk-adjusted assets ratio of 8%. At March 31, 1998, the Company had a Tier 1 capital ratio of 11.3% and a total capital ratio of 18.1%.


Year 2000 Considerations

A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Implementation of the Company's plan to test in-house and out-sourced software is already underway. Testing of applications considered to be "mission critical" are scheduled for completion by first quarter of 1999. Total compliance for all systems is expected to be complete by the third quarter of 1999. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company. The in-house plan was presented to the Board of Directors at the monthly meeting in February 1998. The team for the plan is responsible for the implementation of the plan and progress reports to the Board on a quarterly basis until October 1998 and on a monthly basis thereafter until the plan is completed.

                   PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders


      The  Company  held  its Annual Meeting of  Shareholders  on
      January 15, 1998.  The following proposals were voted  upon
      at   the   Annual  Meeting:   (i)  the  election  of   five
      individuals  as  directors, and (ii)  the  approval  of  an amendment  to  the  Company's Articles of Incorporation  to increase  the number of authorized shares of capital  stock to  50,000,000 shares of common stock and 10,000,000 shares
      of   preferred  stock.   The  results  of  voting  were  as
      follows:


           Proposal 1 - Election of Directors:
           Nominee                           Votes for   Votes Withheld
           -------                           ---------   --------------
           Thomas R. Kowalski                 188,760          0
           Raymond L. Anilionis               188,760          0
           Larry A. Olsen                     188,760          0
           Dr. Donald B. Brown                188,760          0
           William F. Sievers                 188,760          0

           Proposal 2 - Approval to Increase Authorized Shares:
           Votes for           Votes Against            Votes Withheld
           ---------           -------------            --------------
           186,260             2,500                    0


Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibits.
               Exhibit 27 - Financial Data Schedule (filed
                 electronically only).
          b.   Reports on Form 8-K.
               None.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
Date:  May 5, 1998             Hiram J. Welton
                               Treasurer
                               Chief Accounting Officer