Form 10QSB/A
period 1998-03-31
MEGABANK FINANCIAL CORP
filed 1998-07-07
CIK 761111

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB/A

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

Pursuant to Regulation S-B, Item 701(f), the Company is reporting the use of proceeds on behalf of the Trust. The effective date of the Registration Statement, assigned Commission File Nos. 333-42189 and 333-42191, was February 3, 1998. The offering commenced shortly thereafter and closed on February 9, 1998. All 1.200,000 shares of the Trust Preferred Securities which were registered were sold to the managing underwriter, Howe Barnes Investments, Inc., at the offered price of $10.00 per share for total gross proceeds of $12 million. The Company incurred total offering expenses in the amount of $750,500 as direct payment to others including $510,000 to the underwriter for discounts. The net offering proceeds after expenses were $11,249,500. The Company used $6 million for capital in its subsidiary bank. Debt in the amount of $2 million was retired. A temporary investment of $1.5 million was made in an 8.6% trust preferred security offering. The Company purchased real estate from a third party for $1.2 million. The remainder of the proceeds will be used for working capital as required. The proceeds have been used as specified in the Prospectus dated February 3, 1998.

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



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
Date:  July 2, 1998            Hiram J. Welton
                               Treasurer
                               Chief Accounting Officer