Form 10QSB
period 1998-06-30
MEGABANK FINANCIAL CORP
filed 1998-08-17
CIK 761111

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the period ended June 30, 1998.

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
         (State or other jurisdiction of   (I.R.S. Employer
          incorporation or                  Identification
          organization)                     Number)

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

At August 10, 1998, there were 213,578 shares of the registrant's common stock, no par value, outstanding.

Transitional Small Business Disclosure Format
     [  ] Yes  [X] No


                 MEGABANK FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                    PAGE NO.

          Item 1.   Financial Statements                 3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations            8

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K    14

          SIGNATURES                                    15
                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

                                         June 30,      December 31,
                                           1998            1997

                                       (Unaudited)
ASSETS
   Cash and due from banks             $   10,540      $    9,910
   Interest-bearing deposits                  582           1,470
   Federal funds sold                      16,915           1,775
   Investment securities
    available for sale                     16,212          13,999

   Loans                                  147,416         126,087
      Less allowance for loan losses       (2,306)         (2,083)
                                       ___________     ___________
                                          145,110         124,004

   Bank premises, leasehold
    improvements and equipment, net         7,349           4,799
   Accrued interest receivable              1,043             898
   Deferred tax asset                         683             636
   Preferred securities issuance
    costs, net                                740             235
   Other                                      219             134
                                       ___________     ___________
               Total assets            $  199,393      $  157,880
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
      Deposits
         Demand, non-interest
          bearing                      $   53,305      $   42,515
         Demand, interest bearing          71,641          56,339
      Savings                               5,477           4,562
      Time, $100,000 and over              10,078          10,141
      Other time                           31,233          28,321
                                       ___________     ___________
               Total deposits             171,734         141,878

      Federal Home Loan Bank
       borrowings                               -           1,423
      Securities sold under
       agreement to repurchase              1,253               -
      Income taxes payable                    188             132
      Accrued interest payable                372             152
      Note payable                              -           2,000
      Other                                   532             717
                                       ___________     ___________
               Total liabilities          174,079         146,302

      Company obligated manditorily
       redeemable preferred
       securities of subsidiary
       trust holding solely Junior
       Subordinated Debentures             12,000               -

   Shareholders' equity
      Preferred stock; no par value,
       10,000,000 shares authorized,
       none issued                              -               -

      Common stock; no par value,
       50,000,000 shares authorized,
       213,578 shares issues and
       outstanding                          1,961           1,961

      Retained earnings                    11,293           9,578
      Accumulated other
       comprehensive income                    60              39
                                       ___________     ___________
      Total shareholders' equity           13,314          11,578
                                       ___________     ___________
      Total liabilities and
       shareholders' equity            $  199,393      $  157,880
                                       ===========     ===========

     The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       Six months ended June 30, 1998 and 1997 (Unaudited)
          (Dollars in thousands, except per share data)

                                     Three Months         Six Months
                                        Ended               Ended
                                       June 30,            June 30,
                                    1998      1997      1998      1997
                                  ________  ________  ________  ________
Interest income
   Loans, including fees          $ 4,380   $ 3,321   $ 8,282   $ 6,406
   Taxable investment                  70        69       142       137
    securities
   Nontaxable investment
    securities                        187       138       374       276
   Funds sold                         201       223       307       310
   Other interest                      53         7        88        16
                                  ________  ________  ________  ________
      Total interest income         4,891     3,758     9,193     7,145

Interest expense
   Deposits                         1,400     1,187     2,665     2,159
   Borrowed funds                      11        36        84        94
   Trust preferred securities         269         -       418         -
   Notes payable                        -        42        19        91
                                  ________  ________  ________  ________
   Total interest expense           1,680     1,265     3,186     2,344
                                  ________  ________  ________  ________
      Net interest income           3,211     2,493     6,007     4,801
Provision for loan losses             130       100       220       250
                                  ________  ________  ________  ________
      Net interest income after
       provision for loan           3,081     2,393     5,787     4,551
       losses

Other income
   Service charges on deposit
    accounts                          221        84       249       169
   Gain on sale of investment
    securities                          -         -        25         -
   Other income                        20        33       188       159
                                  ________  ________  ________  ________
      Total other income              241       117       462       328

Other expenses
   Salaries and employee
    benefits                        1,008       737     1,904     1,432
   Occupancy expenses of
    premises                          202       161       387       318
   Furniture and equipment
    expense                           114        65       229       128
   Other expenses                     481       437     1,180     1,090
                                  ________  ________  ________  ________
      Total other expenses          1,805     1,400     3,700     2,968
                                  ________  ________  ________  ________

      Income before income
       taxes                        1,517     1,110     2,549     1,911
Income tax expense                    485       373       834       653
                                  ________  ________  ________  ________
      Net income                    1,032       737     1,715     1,258

Other comprehensive income, net
 of tax
   Unrealized gains (losses) on
    investment securities
    available for sale                 24        15        21        (2)
                                  ________  ________  ________  ________
Comprehensive income                1,056       752     1,736     1,256
                                  ========  ========  ========  ========
Income per share
      Basic earnings per share       4.83      3.45      8.03      5.89
                                  ========  ========  ========  ========
      Common shares outstanding   213,578   213,578   213,578   213,578
                                  ========  ========  ========  ========

      The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six months ended June 30, 1998 and 1997 (Unaudited)
                     (Dollars in thousands)
                                                    Six months ended
                                                        June 30,
                                                     1998       1997
                                                 _________   _________
                                                      (Unaudited)
Cash flows from operating activities
   Net income                                    $  1,715    $  1,258
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for loan losses                       220         250
      Depreciation and amortization of fixed
       assets                                         233         114
      Amortization of preferred securities
       issuance costs                                  10           -
      Net discount accretion on investment
       securities                                     (12)        (11)
      FHLB stock dividend                             (14)        (10)
      Gain on sale of investment securities
       available for sale                             (25)          -
      Deferred income taxes                           (65)        (64)
   Changes in deferrals and accruals
      Accrued interest receivable                    (145)       (129)
      Accrued interest payable                        220          44
      Other, net                                     (214)        226
                                                 _________   _________
         Net cash provided by operating
          activities                                1,923       1,678

Cash flows from investing activities
   Net (increase) in federal funds sold           (15,140)    (13,125)
   Net (increase) decrease in interest-bearing
    deposits                                          888      (1,133)
   Purchase of securities available for sale       (3,479)       (534)
   Proceeds from maturities of investment
    securities available for sale                     750       2,000
   Proceeds from sales of securities available
    for sale                                          606           -
   Net (increase) in loans                        (21,326)    (14,190)
   Expenditures for bank premises and equipment    (2,783)     (1,192)
                                                 _________   _________
         Net cash used in investing activities    (40,484)    (28,174)

Cash flows from financing activities
   Net increase in deposits                        29,856      30,363
   Net (decrease) in advances from
    Federal Home Loan Bank                         (1,423)       (484)
   Net increase in securities sold
    under repurchase agreements                     1,253           -
   Proceeds from trust preferred securities        12,000           -
   Trust preferred securities issuance costs         (495)          -
   Principal payments on notes payable             (2,000)       (628)
                                                 _________   _________
         Net cash provided by financing
          activities                               39,191      29,251
                                                 _________   _________

Net increase in cash and due from banks               630       2,755
Cash and due from banks at beginning of period      9,910       9,130
                                                 _________   _________
Cash and due from banks at end of period         $ 10,540    $ 11,885

                                                 =========   =========
Supplemental disclosures of cash flow
information
   Cash paid year to date for:
      Interest expense                           $  2,955    $  2,301
      Income taxes                                    854         746

      The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Six months ended June 30, 1998 and 1997
                           (Unaudited)


1.   Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the prospectus of the Company dated February 3, 1998, SEC File Nos. 333-42189 and 333-42191.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997.

The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.


2.   Nature of Operations

MegaBank Financial Corporation (the "Company") was founded in 1984 with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank of Arapahoe (the "Bank"), was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened six additional banking locations throughout the Denver area. Four more branches are in the planning and construction phases; one of which is scheduled to open in August 1998.


3.   Offering of Trust Preferred Securities by MB Capital I

On February 9, 1998 the Company and its wholly-owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures maturing February 9, 2028, issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust
and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

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


4.   Accounting Changes

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


Operating Segments

The Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No. 131) effective January 1, 1998. This statement established standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

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


Results of Operations

Net interest income was $5.8 million for the six months ended June 30, 1998, an increase of $1.2 million from $4.6 million for the same period in 1997. Net interest income for the three months ended June 30, 1998 and 1997 was $3.1 million and $2.4 million, respectively. Interest income for the six months ended June 30, 1998 and 1997 was $9.2 million and $7.1 million, respectively, and $4.9 million compared to $3.8 million for the three month period ended June 30, 1998 and 1997, respectively. The increase was due to higher balances of interest earning assets. Interest expense for the same six month period was $3.2 million in 1998 compared to $2.3 million in 1997 and the three month period ended June 30, was $1.7 million in 1998 compared to $1.3 million in 1997. Additional interest bearing deposits contributed to the increase in interest expense, as well as the additional interest expense of the Trust Preferred Securities offering discussed elsewhere herein. Other income generated in the first two quarters of 1998 increased to approximately $462,000 as compared to $328,000 for the first two quarters of 1997, and $241,000 and $117,000 for the three months ended June 30, 1998 and 1997, respectively. This overall increase is attributable primarily to additional fee income, and to a lesser extent, to a one-time gain on sale of equity securities. Other expenses in the first half of 1998 were $3.7 million as compared to $3.0 million for the same period the previous year. Other expenses in the three months ended June 30, 1998 were $1.8 million as compared to $1.4 million for the three months ended June 30, 1997. An increase in other expenses is primarily due to additional employee and occupancy expense required by branch expansion and internal growth.

In the six months ended June 30, 1998, the Company generated net income after provisions for income tax of $1.7 million compared to $1.3 million for the same period last year and $1.0 million compared to $0.7 million for the three months ended June 30, 1998 and 1997, respectively. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $199 million and $149 million at June 30, 1998 and 1997, respectively.

On February 9, 1998 the Company and its wholly-owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net
proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

Net increases in loans were $21.3 million and $14.2 million during the six months ended June 30, 1998 and 1997, respectively and $17.8 million and $5.8 million for the three months ended June 30, 1998 and 1997, respectively. It is important to note that this was a net increase. Actual origination of new loans was approximately $143.8 million for the first six months of 1998 as compared to $88.4 million during the same period in 1997.

Net increases in deposits remained the same at approximately $30.0 million for the six months ended June 30, 1998 and 1997. Although the net increase remained the same as the previous year, total deposits were approximately $171.7 million at June 30, 1998 as compared to $135.0 million at June 30, 1997.


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

                                      For The Six Months Ended
                                           June 30, 1998
                                       (Dollars in thousands)

Average total loans                            $134,100
Total loans at end of period                   $147,416
Allowance at beginning of period                 $2,083
Charge-offs:
     Construction                                     -
     Commercial and industrial                       (2)
     Installment                                      -
     Mortgage                                         -
     Other                                           (1)

          Total charge-offs                          (3)


                                          Six Months Ended
                                             June 30, 1998
                                      (Dollars in thousands)
Recoveries:
     Construction                                     -
     Commercial and industrial                        3
     Installment                                      3
     Mortgage                                         -
     Other                                            -

          Total recoveries                            6

Net (charge-offs) recoveries                          3
Provisions for loan losses                          220

Allowance at end of period                   $    2,306

Ratio of net (charge-offs) recoveries
     to average loans                           0.002%
Allowance to total loans at end of period       1.56%
Allowance to nonperforming loans              168.24%

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

Nonperforming loans. Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and interest accrued during the current year is reversed through a charge to current
year's earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of June 30, 1998.

The   following  table  sets  forth  information  concerning  the nonperforming assets of the Company at the dates indicated:

                                         June 30,   December 31,
                                          1998          1997
Nonaccrual loans                         $1,371          $1,604
Other loans 90 days past due                  -               -
Other real estate                             -               -

Total nonperforming loans                $1,371          $1,604

Ratio of nonaccrual and other loans
   90 days past due to total loans       0.96%           1.27%
Ratio of nonperforming assets to
   total loans plus other real estate    0.96            1.27
Ratio of nonperforming assets to
   total assets                          0.69            1.02

Of   the  amount  of  nonaccrual  loans  as  of  June  30,  1998, approximately  $1.3  million is the Bank's portion  of  the  five related  loans  totaling  approximately  $4.0  million  that  are subject  to  a Chapter 11 bankruptcy proceeding.  The loans  were originated  by  the  Bank and were made at various  times  during
1994,  1995 and 1996 in connection with a real estate development on  which  the  developer has constructed a residential  building
assembly   plant.   The  loans  are  secured  by   real   estate,
certificates of deposit, as well as two personal guarantees  from the  owners of the developer and a guarantee by a related limited partnership,  all  three  of which have  substantial  net  worth.
Management believes that the Company is adequately collateralized on these loans.

As of June 30, 1998, there were no significant balances of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming. Management is not aware of any adverse trend relating to the Company's loan portfolio.

Liquidity and Capital Resources

The Company has two basic sources of liquidity.  The first is its retail deposit market served by its banking offices.  The Company has  increased  core  deposits through  growth  of  its  existing
deposits   and  through  promotions  directed  at  existing   and
potential  customers.  Deposits increased to  $171.7  million  at
June 30, 1998 as compared to $135.0 million at June 30, 1997.

The second source of the Company's liquidity is Federal Home Loan
Bank  ("FHLB")  advances  and  Company  lines  of  credit.   FHLB
advances are used regularly in the cash management function  both to fund a portion of the lending portfolio and to manage the day-
to-day   fluctuations  in  liquidity  resulting  from  needs   of
depositors  and  borrowers.  At June 30, 1998,  the  Company  had available $7.0 million of unused borrowing capacity from the FHLB and $9.5 million from its other lenders.  The Company anticipates that  it  will continue to rely primarily upon customer deposits,
FHLB  borrowings,  other lending sources, loan  repayments,  loan sales  and retained earnings to provide liquidity, and  will  use funds provided primarily to make loans and to purchase investment securities.

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

Based  on  risk-based capital guidelines of the  Federal  Reserve
Bank,  a  bank holding company is required to maintain a  Tier  1 capital  to risk-adjusted assets ratio of 4% and a total  capital to  risk-adjusted  assets ratio of 8%.  At  June  30,  1998,  the
Company  had a Tier 1 capital ratio of 10.69% and a total capital ratio of 16.53%.


Year 2000 Considerations

A  significant issue has emerged in the banking industry and  for the  economy overall regarding how existing application  software programs and operating systems can accommodate the date value for the  year 2000.  Implementation of the Company's plan to test in-
house  and out-sourced software has been underway since the first
quarter  of  1998.   Testing  of applications  considered  to  be
"mission critical" are scheduled for completion by first  quarter
of  1999.   Total  compliance for all systems is expected  to  be
complete  by the third quarter of 1999.  The financial impact  to the Company to ensure year 2000 compliance is not anticipated  by management  to be material to the financial position, results  of operations or cash flow of the Company. The team for the plan  is responsible  for  the  implementation of the  plan  and  progress reports to the Board on a quarterly basis until October 1998, and on a monthly basis thereafter until the plan is completed.


Proposed Charter Conversion

The  Company  has  applied to the Office of  Thrift  Supervision
("OTS"),Department of Treasury, to change its status to a savings and loan holding company within the meaning of the Home Owners' Loan

Act  of  1933  ("HOLA"),  as amended.  Under  the  proposal,  the
Company  will  be  registered with the OTS  and  subject  to  OTS
regulations,    examinations,    supervision    and     reporting
requirements.  Conversely, the Company will no longer be  a  bank holding company registered under the Bank Holding Company Act  of
1956  and,  therefore, the Company will no longer be  subject  to regulation  by  the  Board of Governors of  the  Federal  Reserve
System.   In addition, the Bank has applied to the OTS to convert
the  Bank's charter from a state-chartered commercial bank  to  a federal stock savings bank.  Management believes that the  Bank's balance  sheet  is currently more reflective of a thrift  than  a commercial bank because of the Bank's residential lending  focus, and  that  the  flexibilities  and opportunities  with  a  thrift charter  are more in line with the long range plans of  the  Bank
than  those  that are available under its present  charter.   The
Company  has  been informed by the OTS that the applications  are deemed complete and will be automatically approved on August  22,
1998  absent further action by the OTS.  The Company  intends  to effect both of the conversions on or about September 1, 1998.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
      a.   Exhibits.
          Exhibit 27 - Financial Data Schedule (filed electronically only).
      b.   Reports on Form 8-K.
          None.


                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
Date:  August 10, 1998          Hiram J. Welton
                               Treasurer
                               Chief Accounting Officer






