Form 10QSB
period 1998-09-30
MEGABANK FINANCIAL CORP
filed 1998-10-21
CIK 761111

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
            For the period ended September 30, 1998.

                               or

   [  ]  Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
             For the transition period from _____ to _____

                  Commission file number 1-13819

                 MegaBank Financial Corporation
                 ------------------------------
      (Exact name of registrant as specified in its charter)

         Colorado                                   84-0949755
         --------                                   ----------
        (State or other jurisdiction of             (I.R.S.
         Employer incorporation or organization)     Identification Number)

         8100 E. Arapahoe Road, Suite 214,Englewood, Colorado 80112
         ----------------------------------------------------------
         (Address of principal executive offices)        (Zip code)

                           (303) 740-2265
                           --------------
                   (Registrant's telephone number)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ]No

At October 21, 1998, there were 6,407,340 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format
     [  ] Yes  [X] No


           MEGABANK FINANCIAL CORPORATION
                  TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION                       PAGE NO.

          Item 1.   Financial Statements                   3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations              8

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K      15

          SIGNATURES                                      16


                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

            MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                       September 30,    December 31,
                                           1998             1997
                                        (Unaudited)
                                       -------------     -------------
ASSETS
   Cash and due from banks             $   12,148        $   9,910
   Interest-bearing deposits                   88            1,470
   Federal funds sold                      13,300            1,775
   Investment securities
    available for sale                     16,613           13,999
   Loans                                  166,709          126,087
      Less allowance for loan losses       (2,491)          (2,083)
                                       ___________       ___________
                                          164,218          124,004
   Bank premises, leasehold
    improvements and equipment, net         7,974            4,799
   Accrued interest receivable              1,176              898
   Deferred tax asset                         778              636
   Preferred securities issuance
    costs, net                                734              255
   Other                                      244              134
                                       ___________       ___________
               Total assets            $  217,273        $  157,880
                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
      Deposits
         Demand, non-interest
          bearing                      $   61,320       $   42,515
         Demand, interest bearing          70,567           56,339
      Savings                               5,964            4,562
      Time, $100,000 and over              14,327           10,141
      Other time                           36,716           28,321
                                       ___________      ___________
               Total deposits             188,894          141,878

      Federal Home Loan Bank
       borrowings                               -            1,423
      Securities sold under
       agreement to repurchase                556                -
      Income taxes payable                    162              132
      Accrued interest payable                399              152
      Note payable                              -            2,000
      Other                                   902              717
                                       ___________      ___________
               Total liabilities          190,913          146,302

      Company obligated manditorily
       redeemable preferred
       securities of subsidiary
       trust holding solely Junior
       Subordinated Debentures             12,000                -
   Shareholders' equity
      Preferred stock; no par value,
       10,000,000 shares authorized,
       none issued                              -                -
      Common stock; no par value,
       50,000,000 shares authorized,
       6,407,3401 (1) shares issued and
       outstanding                          1,961            1,961
      Retained earnings                    12,400            9,578
      Accumulated other
       comprehensive income                    (1)              39
                                       ___________      ___________
         Total shareholders' equity        14,360           11,578
                                       ___________      ___________

         Total liabilities and
          shareholders' equity         $  217,273       $  157,880
                                       ===========      ===========

      The accompanying notes are an integral part of these statements.
----------------

(1) Gives effect to a 30-for-1 stock split of the Company's Common Stock in September 1998.


              MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME AND
                   COMPREHENSIVE INCOME Nine months ended
                   September 30, 1998 and 1997 (Unaudited)
               (Dollars in thousands, except per share data)

                                      Three Months        Nine Months
                                         Ended                Ended
                                      September 30,        September 30,
                                    1998       1997       1998       1997
                                  _________  _________ _________  _________

Interest income
   Loans, including fees          $  5,166   $  3,576   $ 13,448   $  9,982
   Taxable investment
    securities                          89         72        231        209
   Nontaxable investment
    securities                         187        137        561        413
   Funds sold                           74        137        381        447
   Other interest                       47         18        135         34
                                  _________  _________  _________  _________
      Total interest income          5,563      3,940     14,756     11,085

Interest expense
   Deposits                          1,499      1,199      4,164      3,358
   Borrowed funds                       28         32        112        126
   Trust preferred securities          270          -        688          -
   Notes payable                         -         44         19        135
                                  _________  _________  _________  _________
      Total interest expense         1,797      1,275      4,983      3,619
                                  _________  _________  _________  _________
      Net interest income            3,766      2,665      9,773      7,466


Provision for loan losses              190        110        410        360
                                  _________  _________   _________  _________
      Net interest income after
       provision for loan
       losses                        3,576      2,555      9,363      7,106
Other income
   Service charges on deposit
    accounts                           142         84        391        253
   Gain on sale of investment
    securities                           -          -         25          -
   Other income                         92        128        280        287
                                  _________  _________  _________  _________
      Total other income               234        212       696         540

Other expenses
   Salaries and employee
    benefits                         1,279        784     3,183       2,216
   Occupancy expenses of
    premises                           301        221       688         539
   Furniture and equipment
    expense                            108         93       337         221
   Other expenses                      501        518     1,681       1,608
                                  _________  _________  _________  _________
      Total other expenses           2,189      1,616     5,889       4,584
                                  _________  _________  _________  _________
      Income before income
       taxes                         1,621      1,151      4,170      3,062
Income tax expense                     514        378      1,348      1,031
                                  _________  _________   _________  _________
      Net income                     1,107        773      2,822      2,031
Other comprehensive income, net
 of tax
   Unrealized gains (losses) on
    investment securities
    available for sale                 (61)       106       (40)        104
                                  _________  _________  _________  _________
Comprehensive income              $  1,046   $    879   $  2,782    $  2,135
                                  =========  =========  =========  =========
Income per share
      Basic earnings per share    $    .17   $    .12   $    .44    $    .32
                                  =========  =========  =========  =========
Common shares outstanding        6,407,340  6,407,340  6,407,340  6,407,340
                                 ========== ========== ========== ==========

       The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine months ended September 30, 1998 and 1997
                        (Unaudited)
                  (Dollars in thousands)

                                                    Nine months ended
                                                      September 30,
                                                     1998      1997
                                                 _________  _________
                                                      (Unaudited)

Cash flows from operating activities
   Net income                                    $  2,822   $   2,031
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for loan losses                       410         360
      Depreciation and amortization of fixed
       assets                                         350         203
      Amortization of preferred securities
       issuance costs                                  16           -
      Net discount accretion on investment
       securities                                     (12)        (21)
      FHLB stock dividend                             (23)        (16)
      Gain on sale of investment securities
       available for sale                             (25)          -
      Deferred income taxes                          (126)          6
   Changes in deferrals and accruals
      Accrued interest receivable                    (278)       (214)
      Accrued interest payable                        247          46
      Other, net                                      105         265
                                                 _________  _________
         Net cash provided by operating
          activities                                3,486       2,660
Cash flows from investing activities
   Net (increase) in federal funds sold           (11,525)    (10,475)
   Net (increase) decrease in interest-bearing
    deposits                                        1,382      (1,542)
   Purchase of securities available for sale       (4,476)     (3,531)
   Proceeds from maturities of investment
    securities available for sale                   1,250       2,850
   Proceeds from sales of securities available
    for sale                                          616           -
   Net (increase) in loans                        (40,624)    (20,689)
   Expenditures for bank premises and equipment    (3,525)     (1,462)
                                                 _________   _________
         Net cash used in investing activities    (56,902)    (34,849)

Cash flows from financing activities
   Net increase in deposits                        47,016      38,605
   Net(decrease) in advances from
    Federal Home Loan Bank                         (1,423)       (484)
   Net increase in securities sold
    under repurchase agreements                       556           -
   Proceeds from trust preferred securities        12,000           -
   Trust preferred securities issuance costs         (495)          -
   Principal payments on notes payable             (2,000)       (628)
                                                 _________   _________
         Net cash provided by financing
          activities                               55,654      37,493
                                                 _________   _________
Net increase in cash and due from banks             2,238       5,304
Cash and due from banks at beginning of period      9,910       9,130
                                                 _________   _________
Cash and due from banks at end of period         $ 12,148    $ 14,434
                                                 =========   =========
Supplemental disclosures of cash flow
 information
   Cash paid year to date for:
      Interest expense                           $  4,735    $  3,573
      Income taxes                                  1,408       1,168

   The accompanying notes are an integral part of these statements.


         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Nine months ended September 30, 1998 and 1997
                           (Unaudited)

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

In   the   opinion  of  management,  the accompanying  financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997.

The consolidated financial statements include the accounts of the Company's respective subsidiaries. All material intercompany transactions have been eliminated.

2.   Nature of Operations

MegaBank Financial Corporation (the "Company") was founded in 1984 with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products
and  services  to  businesses and individuals.   The  Company's banking
subsidiary, MegaBank (the "Bank"), was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened seven additional banking locations throughout the Denver area. Two more branches are in the planning and construction phases.

3.   Offering of Trust Preferred Securities by MB Capital I

On February 9, 1998 the Company and its wholly owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures maturing February 9, 2028, issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.


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

Operating Segments

The   Company   adopted  Financial  Accounting Standards   Board Statement
No.  131, Disclosures About Segments of an  Enterprise and  Related
Information, (SFAS No. 131)  effective  January  1, 1998.    This  Statement
establishes  standards  for   reporting information  about  segments  in
annual  and interim  financial statements.  SFAS  No. 131 introduces a new
model  for  segment reporting  called  the  "management  approach."   The
management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and
services, geography,  legal structure, management   structure  and  any  other
in   which   management disaggregates  a  company.  Based on the  "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

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

Charter Conversion

As  of  September 1, 1998, the Company changed its status  to  a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended. The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements. Conversely, the Company is no longer a bank holding company registered under the Bank Holding Company Act of 1956 and, therefore, the Company is no longer subject to regulation by the Board
of Governors of the Federal  Reserve System.   In addition, the Bank converted
its  charter  from  a Colorado  state-chartered commercial  bank  to  a
federal stock savings  bank.   Management believes that the  flexibilities  and
opportunities with a thrift charter complement the Bank's current lending practices and should enhance the Company's long-term plans, including the establishment of a real estate subsidiary. Management's plan is that the real estate subsidiary will purchase undeveloped real estate in the Denver, Colorado area, and develop and sell the land to small- to medium-sized homebuilders who do not have resources to develop land but are able to build homes economically. The Company would receive income from the land sales as well as fee and interest income upon funding the homebuilders' loans through the Bank. The Company also contemplates entering into related activities, such as the formation or purchase of a title company.

Stock Split

The Company effected a 30-for-1 stock split of its Common stock on September 1, 1998. The financial information herein gives effect to the split.

Results of Operations

Net interest income was $9.4 million for the nine months ended September 30, 1998, an increase of $2.3 million from $7.1 million for the same period in 1997. Net interest income for the three months ended September 30, 1998 and 1997 was $3.6 million and $2.6 million, respectively. Interest income for the nine months ended September 30, 1998 and 1997 was $14.8 million and $11.1 million, respectively, and $5.6 million compared to $3.9 million for the

three month period ended September 30, 1998  and 1997, respectively.   The
increase was due to higher balances of interest earning assets. Interest expense for the same nine month period was $5.0 million in 1998 compared to $3.6 million in 1997 and the three month period ended September 30, was $1.8 million in 1998 compared to $1.3 million in 1997. Additional interest bearing deposits contributed to the increase in interest expense, as well as the additional interest expense of the Trust Preferred Securities offering discussed elsewhere herein. Other income generated in the first three quarters of 1998 increased to approximately $696,000 as compared to $540,000 for the first three quarters of 1997,and $234,000 and $212,000 for the three months ended September 30, 1998 and 1997, respectively. This overall increase is attributable primarily to additional fee income, and to a lesser extent, to a one-time gain on sale of equity securities. Other expenses in the first three quarters of 1998 were $5.9 million compared to $4.6 million for the same period the previous year. Other expenses in the three months ended  September 30,  1998 were $2.2 million  compared  to  $1.6 million for the three months ended September 30, 1997. An increase in other expenses is primarily due to additional employee and occupancy expense required by branch expansion and internal growth.

In the nine months ended September 30, 1998, the Company generated net income after provisions for income tax of $2.8 million compared to $2.0 million for the same period last year and $1.1 million compared to $0.8
million for the three months ended   September   30,  1998  and  1997,
respectively. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $217 million and $159 million at September 30, 1998 and 1997, respectively.

On February 9, 1998 the Company and its wholly owned subsidiary, MB Capital I (the "Trust"), completed the sale of $12.0 million of 8.75% Cumulative Trust Preferred Securities of the Trust. Net proceeds were approximately $11.2 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by the Company to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by the Company to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Trust Preferred Securities.

Net increases in loans were $40.6 million and $20.7 million during the nine months ended September 30, 1998 and 1997, respectively and $19.3 million and $6.6 million for the three months ended September 30, 1998 and 1997, respectively. Actual origination of new loans was approximately $231.6 million for the first nine months of 1998 as compared to $136.1 million during the same period in 1997.

Net increases in deposits were approximately $47.0 million and $38.6 million for the nine months ended September 30, 1998 and 1997, respectively, due to the Bank's growth. Total deposits were approximately $188.9 million at September 30, 1998 as compared to $143.3 million at September 30, 1997.

Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and
its evaluation of the quality of  the  loan portfolio.   The  allowance is
maintained at a  level considered adequate  to  provide  for  anticipated

loan  losses  based   on management's  assessment of various factors
affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

The following table sets forth information regarding changes in the allowance for loan losses of the Company for the period indicated.

                                          For The Nine Months Ended
                                              September 30, 1998
                                              ------------------
                                            (Dollars in thousands)

Average total loans                                 $142,481
                                                    ========

Total loans at end of period                        $166,709
                                                    ========

Allowance at beginning of period                      $2,083

Charge-offs:
     Construction                                          -
     Commercial and industrial                            (2)
     Installment                                          (6)
     Mortgage                                              -
     Other                                                 -
          Total charge-offs                               (8)

                                            Nine Months Ended
                                           September 30, 1998
                                           ------------------
                                         (Dollars in thousands)

Recoveries:
     Construction                                    -
     Commercial and industrial                       3
     Installment                                     3
     Mortgage                                        -
     Other                                           -

          Total recoveries                           6
                                              ---------

Net (charge-offs) recoveries                        (2)
Provisions for loan losses                         410
                                              ---------

Allowance at end of period                    $   2,491

Ratio of net (charge-offs) recoveries
     to average loans                             0.001%
Allowance to total loans at end of period          1.49%
Allowance to nonperforming loans                 192.91%


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

As   an  integral  part  of  their examination process,  federal regulators
review the Company's loans and its allowance for  loan losses.   Management
believes that the Company's allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that management
will not determine  a need   to  increase  the  allowance  for loan  losses
or that regulators, when reviewing the Company's loan portfolios in the future, will not require the Company to increase such allowance, either of which could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses.

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

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of September 30, 1998.

The   following  table  sets  forth  information concerning  the nonperforming assets of the Company at the dates indicated:


                                   September 30,         December 31,
                                       1998                  1997
                                   -------------         ------------

Nonaccrual loans                         $1,291               $1,604
Other loans 90 days past due                  -                    -
Other real estate                             -                    -
Total nonperforming loans                $1,291               $1,604
                                         ======               ======

Ratio of nonaccrual and other loans
    90 days past due to total loans       0.77%                 1.27%
Ratio of nonperforming assets to total
    loans plus other real estate          0.77                  1.27
Ratio of nonperforming assets to total
    assets                                0.59                  1.02


Most of the amount of nonaccrual loans as of September 30, 1998 is the Bank's portion of the five related loans totaling approximately $4.0 million that are subject to a Chapter 11 bankruptcy proceeding. Principal reductions on these loans were made in April and July 1998. The loans were originated by the Bank and were made at various times during 1994, 1995 and 1996 in connection with a real estate development on which the developer has constructed a residential building assembly plant. The loans are secured by real estate, certificates of deposit, as well as two personal guarantees from the owners of the developer and a guarantee by a related limited partnership, all three of which have substantial net worth. Management believes that the Company is adequately collateralized on these loans.

As of September 30, 1998, there were no significant balances of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming. Management is not aware of any adverse trend relating to the Company's loan portfolio.


Liquidity and Capital Resources

The Company has two basic sources of liquidity. The First is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Deposits increased to $188.9 million at September 30, 1998 compared to $143.3 million at September 30, 1997.

The second source of the Company's liquidity is Federal Home Loan Bank
("FHLB")  advances  and Company  lines  of  credit.   FHLB advances are used
regularly in the cash management function  both to fund a portion of the
lending portfolio and to manage the dayto-day   fluctuations  in  liquidity
resulting from needs of depositors and borrowers. At September 30, 1998, the Company had available $7.0 million of unused borrowing capacity from the FHLB
and $10.0 million  from  its  other  lenders.   The Company anticipates that
it will continue to rely primarily upon customer deposits, FHLB borrowings,
other lending   sources,   loan repayments,   loan  sales and  retained
earnings to provide liquidity, and will use funds provided primarily to make Loans and to purchase investment securities.

The OTS capital regulations require savings associations to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.


                                      At September 30, 1998
                                      ---------------------
                                                    Minimum
Ratio                                   Actual      Required
-----                                   ------      --------
Tangible capital                         10.34%         1.50%
Core (Tier 1) capital                    10.34%         3.00%
Risk-Based capital                       13.20%         8.00%


In 1991, the OTS issued a proposal to amend its regulatory capital regulations to establish a new framework for assessing capital adequacy. The new regulation has yet to be enacted, and if enacted in final form as proposed, management does not believe that the proposed regulation would have a material effect on the Bank.

Year 2000 Considerations

As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the
Bank and its suppliers and customers, were designed to accommodate only a two-
digit date value,  which represents  the year.   For  example,  information
relating  the year 1996 is stored in the system as "96."   As  a result the
year 1999 (i.e., "99") could be the maximum date value that  these  systems
will be able to  process  accurately.   In response  to concerns about this

issue, regulatory agencies have begun to monitor holding companies; and banks' readiness for the year 2000 as part of the regular examination process. The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operation problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software
has been underway since the first  quarter of 1998.    Testing of applications
considered to be "mission critical" are scheduled for completion by first quarter of 1999. Total compliance for all systems is expected by management to be completed by the third quarter of 1999; management currently estimates that such compliance will cost $150,000. However, if such modifications and conversions are not made, or are not completed timely, the year  2000  issue could have a material adverse  impact  on  the
operations  of  the  Company.   In  addition,  there can  be  no assurance
that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, will not have an adverse effect on the Company's systems or operations. Additionally, failure of the Bank's customers to prepare for year 2000 compatibility could have a significant adverse effect on such customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Bank's operations. The Company does not have sufficient information accumulated from customers of the Bank to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibits.
               Exhibit 27 - Financial Data Schedule (filed electronically only).
          b.   Reports on Form 8-K.
               During the quarter ending September 30, 1998, the Registrant filed a current report on Form 8-K dated September 24, 1998, under "Item 5.Other Events" describing the conversion of the Registrant's status to a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933, as well as the Bank's conversion of its charter form a Colorado state chartered commercial bank to a federal savings bank.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )


                               /s/ Hiram J. Welton
                               ___________________
Date:  October 21, 1998        Hiram J. Welton
                               Duly authorized officer,
                               Treasurer and Chief Accounting Officer