Form 10KSB
period 1998-12-31
MEGABANK FINANCIAL CORP
filed 1999-03-19
CIK 761111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934
                 For the fiscal year ended DECEMBER 31, 1998.
                                      or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

                         Commission file number 1-13819

                         MEGABANK FINANCIAL CORPORATION
                         ------------------------------
                 (Name of small business issuer in its charter)

           COLORADO                                       84-0949755
           --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

          8100 E. ARAPAHOE ROAD, SUITE 214, ENGLEWOOD, COLORADO 80112
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip code)

                                 (303) 740-2265
                                 --------------
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                            Name of each exchange on which
 Title of each class                        registered
 -------------------                        ------------------------------
Cumulative trust preferred securities       American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB: [ ]

The issuer's revenues for its most recent fiscal year: $21,162,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price of the common stock on The Nasdaq National Market as of February 26, 1999 was $28,261,777.

At February 26, 1999, there were 7,607,340 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                         MEGABANK FINANCIAL CORPORATION

                                  FORM 10-KSB

                                     INDEX


              ITEM 1.      BUSINESS                                                                          3

              ITEM 2.      DESCRIPTION OF PROPERTIES                                                        14

              ITEM 3.      LEGAL PROCEEDINGS                                                                15

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              15

              ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         15

              ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                        16
                           FORWARD LOOKING STATEMENT                                                        16

              ITEM 7.      FINANCIAL STATEMENTS                                                             29
                           INDEPENDENT AUDITORS' REPORT                                                     30
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       36

              ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCUSSION                                                         57

              ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                57

              ITEM 10.     EXECUTIVE COMPENSATION                                                           58

              ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT                                                                       60

              ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                   61

              ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                                 63

              SIGNATURES                                                                                    64

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

         MegaBank Financial Corporation (the "Company") was founded in 1984 by its Chairman and Chief Executive Officer, Thomas R. Kowalski, with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank (the "Bank") was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened seven additional banking locations throughout the Denver area, for a total of eight locations, with two more branches in the planning and construction phases.

         Since inception, the Bank has specialized its lending practice in the residential construction industry. The Company's Chairman has extensive experience in the home building industry and has expanded the Bank's lending practice to date such that the Bank is a leading originator of land development and residential construction loans to small-and medium-sized homebuilders. Currently, the Bank can finance a builder or developer from the acquisition and development loan process, including assistance with special district financing, through the construction loan phase. During the three years ended December 31, 1998, the Bank originated over $715 million in total loans. While some of these loans remain on the Company's balance sheet, most have been repaid, refinanced or participated out to other financial institutions.

         The Company has achieved significant growth measured from the end of 1995. Total assets have increased to $231 million as of December 31, 1998 from $158 million and $119 million as of December 31, 1997, December 31, 1996, respectively. The Company has maintained above average profitability. During the same time period, net income grew to $3.8 million for the year ended December 31, 1998 from $2.8 million and $2.4 million for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1998, return on average assets equaled 1.89% while return on average equity equaled 24.48%.

         In September 1998, the Company changed its status to a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements. Also, in September 1998, the Bank converted its charter from a Colorado state-chartered commercial bank to a federal savings bank. Management believes that the flexibilities and opportunities with a thrift charter complement the Bank's current lending practices and should enhance the Company's long-term plans, including the establishment of a real estate subsidiary. Management's plan is that the real estate subsidiary will purchase undeveloped real estate in the Denver, Colorado area, and develop and sell the land to small- to medium-sized homebuilders who do not have resources to develop land but are able to build homes economically. The Company would receive income from the land sales as well as fee and interest income upon funding the homebuilders' loans through the Bank. The Company also contemplates entering into related activities, such as the formation or purchase of a title company.

         In February 1998, MB Capital I, a Delaware trust subsidiary of the Company, completed an offering of 1,200,000 shares totaling $12.0 million of fixed-rate 8.75% Cumulative Trust Preferred Securities ("Preferred Securities"), which are guaranteed by the Company. MB Capital I invested the total proceeds it received in 8.75% Junior Subordinated Deferrable Interest Debentures issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. As a result, under current tax law, distributions to the holders of the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. See note H to notes to consolidated financial statements.

         In November 1998, the Company completed a public offering of 1,200,000 shares of its common stock at $11.00 per share. Net proceeds were approximately $12.0 million of which $5.0 million was used to provide capital to the Bank. The remainder of funds are expected to be used to fund the Company's real estate subsidiary ($3.5 million), for branch expansion ($1.5 million) and for working capital ($2.0 million).

         The Bank intends to continue to focus on its niche of residential construction lending in addition to providing a complete array of products and services for its customers. High quality customer service has been a fundamental tenet of the Bank's operating strategy since its inception. The Bank intends to continue to pursue its successful strategies and concentrate on increasing its market share through referrals from existing customers and the implementation of advertising and marketing strategies targeted at the communities in which its branches are located.

         As of March 1, 1999, the Company and its subsidiaries had 123 employees of which 102 are full-time employees. Management considers its relationship with the employees to be good.

STRATEGY

         Bank Growth. The Bank's goal in continuing its expansion is to maintain a profitable, customer-focused financial institution. Management believes that the Company's existing capital structure, management, data and operational systems are sufficient to achieve further growth in asset size, revenues and capital. This growth should allow the Bank to increase its lending limits, thereby enabling it to continue to serve the needs of its customers.

         The Bank expects to continue its growth strategy through internal growth and possibly through acquisitions. Management believes that the Bank's largest source of growth is through referrals by existing customers, and that the primary reason for referrals is positive customer feedback regarding the Bank's customer service and response time. The Colorado banking market is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Colorado-based holding companies over the past several years, which resulted in a significant consolidation of the Colorado banking industry. Management believes that small and medium size businesses often are not of sufficient size to be of interest to these large banks, particularly as it relates to residential construction lending, and that individuals frequently have difficulty in finding personalized banking services. Many of these customers seek a banking relationship with a smaller and significantly more service-oriented community banking organization such as the Bank. Through the Bank's primary emphasis on customer service, management's experience and the Company's product line, the Company will continue to focus on attracting these customers in achieving internal growth. Management also believes that the economic expansion in the Company's market area contributes significantly to internal growth.

         The Bank's market area is the Denver metropolitan area, which is the most densely populated area in the Rocky Mountain region. Total population is approximately 2.2 million. Employment in the area is diversified across the manufacturing, construction, financial services, tourism, transportation, technology, cable television, retail trade, services and government sectors.

         In addition to internal growth, management believes there are opportunities to grow through branching. Branching opportunities have arisen through elimination by bank holding companies of certain overlapping branches resulting from acquisitions. As a result, branch locations have become available from time to time for purchase by the Company. To date, the Company has acquired one such branch from a large bank holding company. Also, management intends to pursue acquisitions of smaller financial institutions, although the sales prices of such institutions are currently at significant premiums over those paid the past few years. Thus, it may be difficult to complete such a transaction. Management has considered and intends to consider a variety of criteria when evaluating expansion. These include (i) the geographic location, (ii) the investment required for, and opportunity costs of, the branch or acquisition, (iii) the financial strength of a potential acquisition target, and (iv) economies of scale that may be achieved.

         Proposed Expansion Activities. The Company intends to expand its business by entering into activities that complement its core banking activities in residential land development and construction lending. Currently, management is considering the following expansion activities:

  o The Company recently established a subsidiary that intends to purchase real estate for development and sale to homebuilders. Management believes that this activity should supplement the Company's revenues since many smaller homebuilders do not have the resources to develop sites for home building. Management believes that the subsidiary can generate revenues through the sale to these homebuilders of individual or bulk lots. Also, management believes that the Bank can provide construction lending in connection with the sales of lots to homebuilders, thereby providing additional loans to the Bank.

  o The Company is also considering engaging in the real estate title business, which management believes will complement its banking services and proposed real estate investment and development activities.

         Operations and Marketing. Management believes that, in meeting the needs of consumers and small to medium sized businesses in its market area, the Bank's first and foremost strategy is to provide excellent customer service. This strategy is emphasized above all others of the Company, from top management down to each bank teller. The Bank's operational systems have been designed to complement customer service. Management believes the Company's banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers' needs.

         The Bank seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. Various management and administrative functions are consolidated, including consumer credit administration and lending, investment management and accounting, enabling branch personnel to better focus on customer service and sales.

         The Bank offers a wide range of consumer deposit products including regular checking, checking with interest, money market accounts, regular savings, certificates of deposit, and IRAs. The Bank also offers additional access to its customers with an ATM/Visa Debit Card. The Bank's consumer loan products are customized to meet the needs and requests of its customers. The Bank also offers installment loans, including auto, recreational vehicle, classic car and other secured and unsecured loans sourced directly by its branches and from indirect sources. See "Loans" below for a discussion of products that the Bank provides to commercial accounts.

LOANS

         The Company has the ability to provide a broad range of commercial and retail lending services. However, the vast majority of the Bank's loans are residential construction loans. The Company follows a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, the Company provides ongoing loan officer training and review, obtains outside independent loan reviews, operates a centralized processing, underwriting and servicing center for consumer loans and manages problem assets centrally. At December 31, 1998, substantially all loans outstanding were to customers within the Company's market area. For a discussion of risks associated with the Company's various types of loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Portfolio Composition."

         Land Development and Construction Loans. Land development and construction loans include real estate construction loans and land loans. Real estate construction loans are principally made to builders to construct single family residences. These loans typically have maturities of six to 12 months and adjustable interest rates, and are subject to origination fees. Terms may vary depending upon many factors, including, but are not limited to, location, type of project and financial condition of the builder.

         Land loans consist of loans made on raw land for the acquisition and/or development of real property. These loans typically have maturities of 12 to 18 months and variable interest rates. Terms may vary depending upon many factors, including adverse economic conditions in the home building industry, location, type of project and financial condition of the builder.

         Commercial Loans. Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing, and commercial real estate lending. The commercial loans secured by real estate are typically 20 to 25 year amortizing loans, callable in three to five years, with fixed interest rates. The loans secured by collateral other than real estate generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable or other commercial assets. Revolving lines of credit generally are for business purposes, generally mature annually and have adjustable interest rates.

         Installment Loans. Installment loans to individuals that are not secured by real estate generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles, equipment, receivables, inventory, investment securities or other personal assets, and in some instances are unsecured.

         The Company maintains a loan committee approach to commercial lending, which it believes yields positive results in both responsiveness to customer needs and asset quality. The loan committee usually meets twice per week to review and discuss new loan requests.

         Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Most of the loans in the Company's portfolio at December 31, 1998 had interest rates that float with the prime rate.

         In the ordinary course of business, the Company issues letters of credit. See note I of Notes to consolidated financial statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under letters of credit is represented by the amount of these commitments. Under applicable federal and state law, permissible loans to one borrower were limited to an aggregate of approximately $4.7 million for the Company at December 31, 1998. As of March 1, 1998, although the Bank's legal limit to one borrower was approximately $4.8 million, the Bank elected to maintain its in-house limit to one borrower at $4.0 million.

COMPETITION

         The Company faces a high degree of competition. In its marketplace, there are numerous small banks and several larger national and regional financial banking groups. The Company also competes with insurance companies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of the banks and other financial institutions with which the Company competes have capital resources and legal lending limits substantially in excess of the capital resources and legal lending limits of the Company.

         The Company competes for loans and deposits principally based on the range and quality of services provided, interest rates, loan fees and office locations. The Company actively solicits deposit customers and competes by offering them high quality customer service and a complete product line. Over the past few years, competition has increased as a result of changes in Colorado banking laws that permit statewide branching and allow out-of-state holding companies to acquire Colorado-based financial institutions. The Company believes its customer service, broad product line and banking franchise enable it to compete in its market area.

         The Company will also face significant competition from other financial institutions in any potential acquisitions. Many of these competitors have substantially greater resources than the Company as well as the ability to issue marketable equity securities that can be used as part of the purchase price.

SUPERVISION AND REGULATION

GENERAL

         The Bank is chartered under federal law by the Office of Thrift Supervision ("OTS"). It is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured up to legal limits by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). The OTS is charged with overseeing and regulating the Bank's activities and monitoring its financial condition. This regulatory framework sets parameters for the Bank's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. The Bank files periodic, reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the Bank's compliance with various regulatory requirements.

         The Company is a unitary savings and loan holding company and, like the Bank, is subject to regulation by the OTS. As part of this regulation, the Company is required to file certain reports with, and is subject to periodic examination by, the OTS.

PENDING FINANCIAL MODERNIZATION LEGISLATION

         Congress has begun hearings on the legislation of a sweeping financial modernization bill, "The Financial Services Modernization Act of 1999". If passed, the bill would not become law unless it is signed by the President. Accordingly, whether the bill will pass in the near future remains uncertain, and the ultimate form the legislation might take if enacted cannot be predicted at this time.

         The bill, among other things, addresses the ongoing debate concerning mixing banking and commerce. Under the proposal, banks could affiliate with insurance and securities companies in a holding company structure, subject to functional regulation. If adopted, the legislation would represent the most significant overhaul of financial services laws since the 1930's when the Glass-Steagall Act of 1933 was enacted.

         With respect to the thrift industry, the proposed legislation does not contain provisions eliminating the federal thrift charter. The bill could allow unitary thrift holding companies to continue operating, but prohibits the establishment of new unitary thrifts if the application for unitary thrift status is filed after February 28, 1999. A unitary thrift holding company is defined as a company that owns one savings association, provided the savings association that it owns meets the "Qualified Thrift Lender" test. See "--Federal Savings Association Regulation--Qualified Thrift Lender Test." The Company is a unitary thrift holding company, and as such it generally is not restricted under existing laws as to the types of business activities in which it may engage. See "--Holding Company Regulation." The Company filed its application to become a savings and loan holding company on April 14, 1998. Accordingly, if the bill is enacted into law and the grandfather date is retained, the Company would not lose its unitary thrift holding company status. Also, the legislation currently provides that the Company could be transferred along with its grandfathered status.

FEDERAL SAVINGS ASSOCIATION REGULATION

         Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act of 1933, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDIC Act"). The HOLA and the FDIC Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations, and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional operational standards and restrictions regarding safety and soundness. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

         Qualified Thrift Lender Test. Savings associations are required to satisfy a qualified thrift lender test ("QTL" test) by (i) maintaining 65% of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, along with small business, credit card, agriculture and education loans) on a monthly basis in nine out of every twelve months, or
(ii) maintaining a similar-but different 60% asset test under the Internal Revenue Code.

         If a federal savings association fails the QTL test, it must convert to a bank or conform its activities to those permitted to a national bank (but which activities also are not inconsistent with the powers permitted to a savings association), particularly as they relate to investments, branching and dividends, and it also becomes ineligible for new advances from any Federal Home Loan Bank. A federal savings association that fails the QTL test may requalify. As of December 31, 1998, the Bank satisfied the QTL test.

         Branching. A federally chartered savings association, like the Bank, can establish branches in any state or states in the United States and its territories, subject to a few exceptions. The exercise by the OTS of its authority to permit interstate branching by federal savings associations is preemptive of any state law purporting to address the subject of branching by a federal savings association.

         Commercial and Consumer Lending Authority. Federal savings associations may lend up to 20% of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business or agricultural purposes), provided that amounts in excess of 10% may be used only for small business loans and, subject to OTS approval for a higher amount, up to 400% of their capital in commercial real estate loans. In addition, federal savings associations are permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35% of their assets. Credit card and educational loans are exempted from any percentage of asset limitations applicable to consumer loans.

         Loans to One Borrower. Savings associations are generally subject to the national bank limits regarding loans to one borrower, meaning they may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10% of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1998, the Bank had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.

         Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDIC Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. In the past, the general assessment paid on a semi-annual basis has been computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. The OTS announced in August 1998 that it intends to propose a regulation revising its assessment schedule, so that assessments will be based on the asset size and financial condition of the institution and the complexity of its operations.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. The Bank, as a member of the FHLB-Topeka, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances from the FHLB-Topeka, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-Topeka stock at December 31, 1998 of $482,000. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

         OTS Capital Requirements. The OTS capital regulations require savings associations to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.

         Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain non-withdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less (i) intangible assets (other than purchased credit card relationships and core deposit intangibles), (ii) non-mortgage servicing assets, (iii) purchased credit card relationships, (iv) the amount of mortgage servicing assets in excess of the lesser of 90 percent of their fair market value, determined pursuant to a special OTS valuation formula, or 100 percent of their remaining unamortized book value, subject to certain aggregate limits applicable to inclusion of servicing assets in tangible capital, and (v) certain equity and debt investments in "non-qualifying subsidiaries" (subsidiaries engaged in activities not permissible for a national bank). For purposes of determining capital under OTS capital standards, the term "intangible assets" means those assets considered to be intangible under generally accepted accounting principles, such as goodwill, core deposit premiums, purchased credit card relationships and favorable leaseholds. Servicing assets are not intangible assets, and interest-only strips receivable and other non-security financial instruments are not intangible assets under this definition.

         Core capital (or leverage) ratio is the ratio of core capital to adjusted tangible assets. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less (i) intangible assets (other than purchased credit card relationships and core deposit intangibles), (ii) the amount of servicing assets in excess of the lesser of 90 percent of their fair market value, determined pursuant to a special OTS valuation formula, or 100 percent of their remaining unamortized book value, subject to certain aggregate limits applicable to inclusion of servicing assets and sub-limits applicable to inclusion of non-mortgage-related servicing assets in core capital, and (iii) certain equity and debt investments in non-qualifying subsidiaries, such as the proposed real estate investment and title subsidiaries.

         The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Also, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. As of December 31, 1998, the Bank was not subject to interest rate exposure for purposes of calculating its risk-based capital requirements.

         The components of core capital are equivalent to those discussed above under the 4% leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain non-withdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25% of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. The table below sets for the Bank's capital ratios at December 31, 1998.

                                              AT DECEMBER 31, 1998
     RATIO                                 ACTUAL       MINIMUM REQUIRED
                                           ------       ----------------
     Tangible capital                      12.53%            1.50%
     Core (Tier l) capital                 12.53%            4.00%
     Risk-based capital                    15.38%            8.00%

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member associations; this requirement is currently 4%.

         Insurance of Deposit Accounts and Deposit Insurance Premiums. FDICFA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) "well capitalized," (ii) "adequately capitalized" or (iii) "undercapitalized," and one of three supervisory subcategories consisting of Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information that the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

         Although the Bank recently converted its charter from a Colorado state-chartered commercial bank to a federal savings bank, the Bank will continue as a member of the Bank Insurance Fund ("BIF"), rather than the Savings Association Insurance Fund ("SAIF").

         On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated, among other things, the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund, if the funds are merged, will be called the "Deposit Insurance Fund," or "DIF."

         Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized associations. Under this system, the OTS is required to take certain supervisory actions against undercapitalized associations, the severity of which depends upon the association's degree of undercapitalization. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for an association that is critically undercapitalized. FDICIA authorizes the OTS to specify the ratio of tangible equity to assets at which an association becomes critically undercapitalized and requires that ratio be no less than 2% of assets.

         Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8% or has a Tier I risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4% or has a leverage ratio less than 3% if the savings association is rated composite 1 under the composite numerical rating assigned to the association by the OTS under the Uniform Financial Institutions Rating System or an equivalent rating under a comparable rating system adopted by the OTS in the most recent rating of which the association has been notified in writing (the "UFIRS"). A savings association that has risk-based capital less than 6% or a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

         Limitation on Capital Distributions. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75% of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four-quarter period must be included. As of December 31, 1998, the Bank met the requirements of a Tier I Association. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         On March 9, 1998, the OTS issued a Notice of Proposed Rulemaking that, if adopted in final form, would amend its capital distribution regulation. The proposed rule updates, simplifies, and streamlines the capital distribution regulation to reflect OTS's implementation of the system of prompt corrective action established under FDICIA.

         Community Reinvestment. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's 12 assessment factors and substitutes a performance based evaluation system. The Final Rule was phased in over a period of time and became fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low-and moderate-income areas, as required by the CRA, is generally evaluated under three tests: the "lending test," the "investment test," and the "service test."

         An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on it lending record. As of December 31, 1998, the Company's assets were approximately $231 million, thereby meeting the streamlined assessment method. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area its record of lending to borrowers of different income levels and businesses and farms of different sizes the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a strategic plan and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

         Failure to comply with the CRA's regulations could jeopardize future growth plans of the Bank. The Bank is currently in compliance with the CRA.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Company and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by the Federal Reserve Act ("FRA"). The FRA limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Also, certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding the above, FIRREA prohibits any savings association from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the

Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

         Real Estate Lending Standards. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one- to four-family residential construction (85%). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

         Standards for Safety and Soundness. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

         Proposed Rules Governing Financial Derivatives. In April 1998, the OTS published a Notice of Proposed Rulemaking that, if adopted in final form, would apply to all financial derivatives and would replace Its regulations on forward commitments, futures transactions, and financial options transactions. The proposal would continue to permit a savings association to engage in transactions involving financial derivatives to the extent that these transactions are authorized under applicable law and are otherwise safe and sound. In addition, the proposed rule would describe the responsibilities of a savings association's board of directors and management with respect to financial derivatives. The rule defines a financial derivative as a financial contract whose value depends on the value of one or more underlying assets, indices, or reference rates. The most common types of financial derivatives are futures, forward commitments, options, and swaps. A mortgage derivative security, such as a collateralized mortgage obligation or a real estate mortgage investment conduit, is not a financial derivative under the proposed rule. As of December 31, 1998, the Bank did not own any financial derivatives as defined under the proposed rule.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts'), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.4 million plus 10% against that portion of total transaction accounts in excess of $47 8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal. Reserve Board,) are exempted from the reserve requirements. As of December 31, 1998, the Bank is in compliance with the foregoing requirements.

         The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

         FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

         The Company is considered a non-diversified, savings and loan holding company within the meaning of the HOLA, has registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by the Company of a savings association or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) (8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include, among others, mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage.

ITEM 2.       DESCRIPTION OF PROPERTY

         The principal offices of both the Company and the Bank are located in a three-story building at 8100 East Arapahoe Road, Englewood, Colorado, and its telephone number is (303) 740-2265. The Bank maintains seven other full service banking facilities in the Denver metropolitan area with an eighth branch under construction. The Bank is also renovating a building for its central processing center for the Bank and its branch system. Information concerning these properties, as of December 31, 1998, is presented in the following table:

                                                                     APPROXIMATE
  DESCRIPTION AND                    YEAR          OWNED OR            SQUARE
      ADDRESS                       OPENED        LEASED (1)           FOOTAGE
      -------                       ------        ----------           -------

Principal offices                    1983           Leased              22,300
8100 E. Arapahoe Road
Englewood, CO

Processing center                    1999(2)        Leased               6,390
3734 Osage Street
Denver, CO

Branch Offices:
North                                1995            Owned               3,000
4988 Federal Boulevard
Denver, CO

Monaco                               1996            Owned               3,000
777 S. Monaco Parkway
Denver, CO

South Broadway                       1997            Owned               3,000
4600 South Broadway
Englewood, CO

West Highland                        1997           Leased               2,600
3804 W. 32nd Avenue
Denver, CO

Greenwood Village                    1985           Leased                 850
6300 S. Syracuse
Englewood, CO

Lower Downtown ("LoDo")              1993           Leased               3,400
1401 17th Street
Denver, CO

Northglenn                           1998            Owned               5,200
480 E. 120th Avenue
Northglenn, CO

Westminster                          1999(3)         Owned               5,200
7377 Federal Boulevard
Westminster, CO

Other:
Northland Shopping Center             (4)            Owned              32,000
88th and Washington Street
Thornton, CO

-------------

(1) All of the lease properties are leased from affiliated entities with the exception of the Greenwood Village and LoDo branches. See "Item 12. Certain Relationships and Related Transactions."
(2)  The central processing center is currently under renovation.
(3)  The Westminster branch is scheduled to open the second quarter of 1999
(4)  Site purchased in 1998 for future branch.

ITEM 3.       LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders of the Company during the fourth quarter of 1998 by the solicitation of proxy or otherwise.


                                    PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company's common stock as reported on the Nasdaq National Market. The Company's common stock began trading on the Nasdaq National Market on November 17, 1998 under the symbol "MBFC". These quotations represent the prices between dealers and do not include retail mark ups, mark downs or commissions and may not represent actual transactions.

   1998                                 HIGH                        LOW
   ----                                 ----                        ---
Fourth Quarter (from November 17)     $11.75                      $9.50

         On February 26, 1999, the last reported sales price of the Common Stock reported on the Nasdaq National Market was $9.19 per share. As of February 26, 1999, there were approximately 48 holders of record of the Common Stock; however, management estimates that the number of beneficial owners is significantly greater.

         The Company's policy is to retain its earnings to support the growth of its business, and it is unlikely that dividends will be paid in the foreseeable future. The Board of Directors has never declared cash dividends on the Company's common stock. Future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS ENVIRONMENT AND RISK FACTORS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include, among other factors, the competitive banking environment in which the Company operates, provisions for loan losses, risks relating to the Company's concentration of loans related to residential construction, changes in general economic conditions and interest rates, rapid or unexpected changes in technologies and other uncertain business conditions that may affect the Company's business. Also, readers are urged to read "Risk Factors" in the Company's Registration Statement on Form SB-2, SEC registration number 333-63369, which discussion is specifically incorporated herein by reference. Accordingly, past results and trends may not be reliable indicators of future results or trends.

         With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties as set forth above. The Company wishes to caution readers that a number of important factors discussed herein could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

         Since inception, the Company, through the Bank, has specialized its lending practice in the residential construction industry. The Company's Chairman has extensive experience in the home building industry and has expanded the Bank's lending practice to date such that the Bank is one of the Denver, Colorado area's leading originators of land development and residential construction loans to small- and medium-sized homebuilders. Currently, the Bank can finance a builder or developer from the acquisition and development loan process, including assistance with special district financing, through the construction loan phase.

         The Company achieved significant profitable growth measured from the end of 1995. Total assets have increased to $231 million as of December 31, 1998 from $158 million and $119 million as of December 31, 1997 and December 31, 1996, respectively. This represents a 31.82% average growth in assets over the past three years. During the same time period, net income increased to $3.8 million for the year ended December 31, 1998 from $2.8 million and $2.4 million for the years ended December 31, 1997 and 1996, respectively. The $1 million increase in net income for 1998 represents a 34.26% increase over the net income for 1997. During the past three years ended December 31, 1998, the Company's return on average assets and return on average equity has averaged 2.07% and 28.02%, respectively. For the year ended December 31, 1998, return on average assets for the Company equaled 1.89% while return on average equity equaled 24.48%.

RESULTS OF OPERATIONS

         Net Interest Income. The Company's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans, investment securities and funds sold, and interest expense, principally on customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

         The following tables set forth the average balances, net interest income and expense and average yields and rates for the Company's earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                    1998                                      1997
                                                                    ----                                      ----
                                                                   INTEREST      AVERAGE                    INTEREST      AVERAGE
                                                      AVERAGE      EARNED         YIELD        AVERAGE        EARNED       YIELD
                                                      BALANCE      OR PAID       OR COST       BALANCE       OR PAID      OR COST
                                                     ----------   ----------    ----------    ----------    ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
    Investment securities:
       Taxable                                       $    5,290    $      318         6.02%   $    4,486    $      286         6.38%
       Tax exempt (tax equivalent)                        8,347         1,126        13.49         6,667           897        13.45
    Funds sold and interest-bearing deposits             11,502           643         5.59        12,876           699         5.43
    Loans (1)                                           150,951        18,464        12.23       109,167        13,806        12.65
    Allowance for loan losses                            (2,318)         --           --          (1,446)         --           --
                                                     ----------   ----------    ----------    ----------    ----------   ----------
       Total interest-earning assets                 $  173,772    $   20,551        11.83    $  131,750    $   15,688        11.91
                                                     ==========    ==========   ==========    ==========    ==========   ==========

INTEREST-BEARING LIABILITIES
    Interest-bearing deposits:
       Demand, interest-bearing                      $   68,948    $    3,039         4.41%   $   53,370    $    2,453         4.60
       Savings                                            5,488           170         3.10         4,775           160         3.35
       Certificates of deposit:
         Under $100,000                                  32,098         1,850         5.76        25,295         1,444         5.71
         $100,000 and over                               12,354           683         5.52         9,749           578         5.93
                                                     ----------    ----------   ----------    ----------    ----------   ----------
       Total interest-bearing deposits                  118,888         5,742         4.83        93,189         4,635         4.97
    Advances from the Federal Home Loan
        Bank and federal funds purchased (3)              1,094            99         9.05         2,281           152         6.66
    Notes payable                                           167            19        11.38         2,250           179         7.96
    Trust preferred securities                           11,000           959         8.71          --            --           --
    Repurchase agreements                                   693            35         5.05          --            --           --
                                                     ----------    ----------   ----------    ----------    ----------   ----------
       Total interest-bearing liabilities            $  131,842    $    6,854         5.20    $   97,720    $    4,966         5.08
                                                     ==========    ==========   ==========    ==========    ==========   ==========

    Net interest income (tax equivalent)                           $   13,697                               $   10,722
                                                                   ==========                               ==========

    Net interest margin (2)                                                           7.88%                                    8.14%
    Net interest spread                                                               6.63%                                    6.83%
Ratio of average interest-bearing liabilities
    to average interest-earning assets                    75.87%                                   74.17%

---------
     (1) Loans are net of unearned discount. Nonaccrual loans are included in average loans outstanding. Loan fees are included in interest income as follows: 1998 - $3,566,820; 1997 - $2,723,678.
     (2) Net interest margin is net interest income divided by average total earning assets.
     (3) Includes a one-time prepayment penalty incurred on the early retirement of FHLB advances which management determined was advantageous to the Company compared to the cost of such funds.

         Net interest income, on a tax-equivalent basis, was $13.7 million for the year ended December 31, 1998, an increase of $3.0 million from $10.7 million in 1997. Interest income increased $4.9 million to $20.6 million in 1998 from $15.7 million in 1997. A significant component of interest earned on loans consists of loan fees. Because the majority of the construction loans are real estate loans with terms of one year or less, any decrease in real estate loan production can be expected to have an adverse effect on loan fees. See "Loan Maturities". This increase resulted primarily from an increase of $42.0 million in average interest-earning assets to $173.8 million in 1998 from $131.8 million in 1997. The majority of the asset growth was due to growth in the loan portfolio. Average loans increased $41.8 million or 38.28% to $151.0 million in 1998 from $109.2 million in 1997 due primarily to the Company's continuing growth. The change in the relative mix of interest-earning assets other than loans was due primarily to the Company's objective of maximizing its yield on funds not used for loans, including investing in double tax exempt securities. The average yield on interest-earning assets decreased to 11.83% in 1998 from 11.91% in 1997 on a tax equivalent basis.

         Interest expense increased $1.9 million to $6.9 million in 1998 from $5.0 million in 1997. A $15.6 million increase in interest-bearing demand deposits accounted for $0.6 million of the increase. These deposits increased due to the Company's growth, including the addition of a new branch in 1998. Changes in the relative mix of average interest-bearing liabilities included a $1.2 million decrease in advances from the FHLB. The cost of interest-bearing liabilities for the years ended December 31, 1998 and 1997 was 5.20% and 5.08%, respectively, and, when combined with noninterest-bearing deposits, the cost of funds was 3.86% in 1998 compared to 3.72% in 1997. The net interest margin, on a tax-equivalent basis, decreased to 7.88% in 1998 from 8.14% in 1997, primarily as a result of lower interest earning asset yields and a higher cost of funds.

         The following table illustrates, for the periods indicated, the changes in the Company's net interest income (on a tax-equivalent basis) due to changes in volume and changes in interest rates. Changes in net interest income due to both volume and rate have been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                            YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                             1998 COMPARED TO 1997:           1997 COMPARED TO 1996:
                                                          ----------------------------     -----------------------------
                                                             INCREASE (DECREASE) IN           INCREASE (DECREASE) IN
                                                              NET INTEREST INCOME               NET INTEREST INCOME
                                                                DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                                ----------------                 ----------------
                                                          VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                          -------    -------    -------    -------    -------    -------
                                                                                  (IN THOUSANDS)

Interest-earning assets:
    Interest-earning securities
   Taxable                                                $    48    $   (16)   $    32    $  (168)   $   (33)   $  (201)
   Tax exempt (tax equivalent)                                227          2        229        523          0        523
   Funds sold                                                 (77)        22        (55)       511        (27)       484
   Loans                                                    5,111       (453)     4,658      3,661       (265)     3,396
                                                          -------    -------    -------    -------    -------    -------
          Total interest-earning assets                     5,309       (445)     4,864      4,527       (325)     4,202
                                                          -------    -------    -------    -------    -------    -------

Interest-bearing liabilities:
   Demand, interest bearing                                   687       (101)       586        707         29        736
   Savings                                                     22        (12)        10        (22)        (4)       (26)
   Certificates of deposit:
       Under $100,000                                         392         14        406        894         28        922
       $100,000 and over                                      144        (39)       105        170         39        209
   Advances from the Federal Home
       Loan Bank and federal funds purchased                 (107)        54        (53)        34         21         55
   Notes payable                                             (237)        77       (160)      (113)        51        (61)
   Trust preferred securities                                 959          0        959       --         --         --
   Repurchase agreement                                        35          0         35       --         --         --
                                                          -------    -------    -------    -------    -------    -------
            Total interest-bearing liabilities              1,895         (7)     1,888      1,670        164      1,835
                                                          -------    -------    -------    -------    -------    -------
            Net increase (decrease) in net interest
                 income (tax equivalent)                  $ 3,414    $  (438)   $ 2,976    $ 2,857    $  (490)   $ 2,367
                                                          =======    =======    =======    =======    =======    =======

         Other Income. The following table sets forth the Company's other income for the indicated periods.

                                                      YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------
                                                          (IN THOUSANDS)
Service charges                                      $      144   $       68
Bank charges                                                394          267
Building rent                                               118          130
Gain on sale of investment securities                        46          341
Other                                                       291          190
                                                     ----------   ----------
        Total other income                           $      993   $      996
                                                     ==========   ==========

         Other income for the year ended December 31, 1998 compared to 1997 decreased slightly due primarily to recognition of gain following the sale of investment securities in 1997.

         Other Expenses. The following table sets forth the Company's operating expenses for the indicated periods.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------
                                                          (IN THOUSANDS)

Salaries and employee benefits                       $    4,100   $    3,135
Occupancy expense of premises                               971          708
Furniture and equipment expense                             447          342
Service fees                                                252          135
Legal fees                                                   99          191
Indemnification and guarantee fees                          350          329
Settlement with related company                             355         --
Other expenses                                            1,479        1,587
                                                     ----------   ----------
     Total other expenses                            $    8,053   $    6,427
                                                     ==========   ==========

         During the year ended December 31, 1998 total operating expenses increased $1.7 million to $8.1 million from $6.4 million in 1997, with increases occurring among the various components of salaries and occupancy related expenses due to the Company's continued growth. The Company paid $350,000 in indemnification and guarantee fees in accordance with an Indemnification Agreement that terminated in February 1998 with the repayment of the underlying loan. See "Item 12. Certain Relationships and Related Transactions." The Company also reimbursed an entity related through common ownership $355,000 for its income tax liability incurred due to the involuntary sale of the Company's stock. These two expenses will not occur in 1999.

         Federal Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expenses totaling $1.9 million in 1998 and $1.3 million in 1997.

FINANCIAL CONDITION

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under "--Net Interest Income." As indicated above, the Company specializes its lending practice in the residential construction industry. Depending on life cycles of real estate development, balances of the Company's commercial loans and construction loans may fluctuate significantly. Therefore, the data below are not necessarily indicative of trends within a particular category.

                                                                         DECEMBER 31,
                                                                         ------------
                                                               1998                        1997
                                                               ----                        ----
                                                       AMOUNT          %           AMOUNT           %
                                                     ----------    ----------     ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)

Land development and construction                    $  136,243          72.9%    $   88,825          71.7%
Commercial                                               47,225          25.3         33,530          27.0
Installment and other                                     7,910           4.2          4,710           3.8
Mortgage                                                   --            --             --            --
Loans held for sale                                        --            --             --            --
                                                     ----------    ----------     ----------    ----------
Total face amount of loans                              191,378         102.4        127,065         102.5
Deferred loan fees, discounts and costs, net             (1,776)         (1.0)          (978)          (.8)
                                                     ----------    ----------     ----------    ----------
Loans                                                   189,602         101.4        126,087         101.7
Less allowance for loan losses                           (2,610)         (1.4)        (2,083)         (1.7)
                                                     ----------    ----------     ----------    ----------
Net loans                                            $  186,992         100.0%    $  124,004         100.0%
                                                     ==========    ==========     ==========    ==========

         Loans as of December 31, 1998 were up $63.5 million compared to December 31, 1997, principally due to greater amounts of construction and commercial loans, which reflect the Company's growth discussed above. The weighted average interest rate of the loan portfolio at December 31, 1998 was 8.95%.

         The Company's two primary categories of loans, land development and construction loans and commercial loans, trended upward as indicated. These loans as a group were $61.1 million over the $122.4 million balance as of December 31, 1997, with the majority being construction loans, up $47.4 million over 1997.

         Installment loans increased slightly with a balance of $7.9 million as of December 31, 1998 compared to $4.7 million as of December 31, 1997, again due to the Company's growth.

         Mortgage loans have comprised less than 1% of the Company's loan portfolio since year-end 1994. As discussed earlier, the Company primarily makes land development and residential construction loans rather than residential mortgage loans.

         Although the risk of non-payment exists for a variety of reasons with respect to all loans, certain other more specific risks are associated with each type of loan. Several risks are present in land development and construction loans, including economic conditions in the home building industry, fluctuating land values, the failure of the contractor to complete the work and the borrower's inability to repay. The primary risks of land loans include a general slowdown in the market resulting in fewer building permits and lower absorption of newly developed sites to major homebuilders, building moratoriums by municipalities, the general economy, and the fiscal condition of the developer. Risks associated with commercial loans are quality of the borrower's management and the impact of local economic factors. Installment loans also have risks associated in a single type of loan. Installment loans additionally face the risk of a borrower's unemployment as a result of deteriorating economic conditions as well as the personal circumstances of the borrower.

         The Company believes that its philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and a secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in limited unsecured lending, and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented concurrence of the loan committee is obtained in addition to that of the recommending loan officer.

         At December 31, 1998, net loans totaled approximately 98.5% of total deposits and approximately 81.0% of total assets.

         Loan Maturities. The following tables present, at December 31, 1998 and December 31, 1997, loans by maturity in each major category of the Company's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

                                                                      DECEMBER 31, 1998
                                                                      -----------------
                                                         OVER ONE YEAR
                                                       THROUGH FIVE YEARS          OVER FIVE YEARS
                                       ONE YEAR        ------------------          ---------------
                                        OR LESS     FIXED RATE  FLOATING RATE  FIXED RATE  FLOATING RATE    TOTAL
                                      ----------    ----------  -------------  ----------  -------------  ----------
                                                               (IN THOUSANDS)

Land development and construction     $  132,583    $    2,307    $       --   $    1,353    $       --   $  136,243
Commercial                                30,049        13,460           115        3,601            --       47,225
Installment and other                      4,469         3,354            --           87            --        7,910
Mortgage                                      --            --            --           --            --           --
                                      ----------    ----------    ----------   ----------    ----------   ----------
       Total face amount of loans     $  167,101    $   19,121    $      115   $    5,041    $       --   $  191,378

Deferred loans fees                       (1,551)         (178)           --          (47)           --       (1,776)
                                      ----------    ----------    ----------   ----------    ----------   ----------
       Total loans                    $  165,550    $   18,943    $      115   $    4,994    $       --   $  189,602
                                      ==========    ==========    ==========   ==========    ==========   ==========


                                                                          DECEMBER 31, 1997
                                                                          -----------------
                                                               OVER ONE YEAR
                                                              THROUGH FIVE YEAR          OVER FIVE YEARS
                                            ONE YEAR          -----------------          ---------------
                                            OR LESS      FIXED RATE   FLOATING RATE  FIXED RATE  FLOATING RATE     TOTAL
                                           ----------    ----------  -------------   ----------  -------------   ----------
                                                                     (IN THOUSANDS)

Land development and construction          $   88,516    $      309    $     --     $     --      $     --       $   88,825
Commercial                                     24,504         7,823          --          1,203          --           33,530
Installment and other                           1,455         3,255          --           --            --            4,710
Mortgage                                         --            --            --           --            --               --
                                           ----------    ----------    ----------   ----------    ----------     ----------
        Total face amount of loans         $  114,475    $   11,387    $     --     $    1,203    $     --       $  127,065

Deferred loans fees                              (777)         (190)         --            (11)         --             (978)
                                           ----------    ----------    ----------   ----------    ----------     ----------
        Total loans                        $  113,698    $   11,197    $     --     $    1,192    $     --       $  126,087
                                           ==========    ==========    ==========   ==========    ==========     ==========

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

         Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of December 31, 1998 or December 31, 1997.

         The following table sets forth information concerning the nonperforming assets of the Company at the dates indicated:

                                                            DECEMBER 31,
                                                      1998               1997
                                                      ----               ----
                                                     (DOLLARS IN THOUSANDS)

Nonaccrual loans                                     $3,388        $1,604
Other loans 90 days past due                             --            --
Other real estate                                        --            --
                                                     ------        ------
Total nonperforming loans                            $3,388        $1,604
                                                     ======        ======
Ratio of nonaccrual and other loans 90
      days past due to total loans                     1.81%         1.27%
Ratio of nonperforming assets to total loans
      plus other real estate                           1.81          1.27
Ratio of nonperforming assets to total assets          1.47          1.02

         Of the amount of nonaccrual loans as of December 31, 1998, approximately $1.3 million is the Bank's portion of five related loans totaling approximately $4.0 million, which are subject to a Chapter 11 bankruptcy proceeding. The loans were originated by the Bank and were made at various times during 1994, 1995 and 1997 in connection with a real estate development on which the developer had constructed a residential building assembly plant. The loans are secured by real estate, certificates of deposit, and two personal guarantees from the owners of the developer, as well as a guarantee by a related limited partnership.

         In addition to the above, the Bank has approximately $2.1 million of two loans totaling $2.8 million that was placed on nonaccrual status just prior to year end. The loans were originated as acquisition and development loans and are secured by real estate, and a personal residence. Foreclosure proceedings have been filed. Subsequent to December 31, 1998, one loan in the amount of $178,000 was paid off.

         Management believes that the Company is adequately protected on these loans. Management is not aware of any adverse trend relating to the Company's loan portfolio.

         As of December 31, 1998, there was no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.

         Prior to year end 1998, a loan in the amount of approximately $743,000 was nonperforming. The loan was brought current and categorized as performing at December 31, 1998. Subsequent to December 31, 1998, the loan was placed on nonaccrual and is now being foreclosed on. The office building securing the loan has a significant higher appraisal value than the outstanding balance of the loan. Management believes that the Company's loan is adequately collalteralized.


                                      -21

         Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

         The following table sets forth information regarding changes in the allowance for loan losses of the Company for the periods indicated.


                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
                                                       (DOLLARS IN THOUSANDS)

Average total loans                                  $  150,951     $  109,167
                                                     ==========     ==========
Total loans at end of period                         $  189,602     $  126,087
                                                     ==========     ==========
Allowance at beginning of year                       $    2,083     $    1,150
Charge-offs:
   Land development and construction                         --             --
   Commercial and industrial                                 (2)            (1)
   Installment                                               (8)            (7)
   Mortgage                                                  --             --
   Other                                                     --             (1)
                                                     ----------     ----------
          Total charge-offs                                 (10)            (9)
Recoveries:
   Land development and construction                         --             --
   Commercial and industrial                                  3             --
   Installment                                                4             62
   Mortgage                                                  --             --
   Other                                                     --             --
                                                     ----------     ----------
          Total recoveries                                    7             62
                                                     ----------     ----------

Net (charge-offs) recoveries                                 (3)            53
Provisions for loan losses                                  530            880
                                                     ----------     ----------
Allowance at end of period                           $    2,610     $    2,083
                                                     ==========     ==========

Ratio of net (charge-offs) recoveries
       to average total loans                              0.00%          0.05%
Allowance to total loans at end of period                  1.38%          1.65%
Allowance to nonperforming loans                          77.04%        129.92%

         Net charge offs during 1998 totaled approximately $3,000 or less than .01% of average loans compared to net recoveries of approximately $53,000 or .05% of average loans in 1997.

         The Company's lending personnel are responsible for continuous monitoring of the quality of loan portfolios. The loan portfolios are also monitored and examined by the Company loan review personnel. These reviews assist in the identification of potential and probable losses, and also in the determination of the level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions and changing historical experience.

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

         The following tables set forth an allocation of the allowance for loan losses by loan category as of the dates indicated. Portions of the allowance have been allocated to categories based on analysis of the status of particular loans; however, the majority of the allowance is utilized as a single unallocated allowance available for all loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

                                                             DECEMBER 31,
                                                             ------------
                                                     1998                      1997
                                                     ----                      ----
                                                         LOANS IN                   LOANS IN
                                                         CATEGORY                   CATEGORY
                                                           AS A                       AS A
                                            AMOUNT      PERCENTAGE      AMOUNT     PERCENTAGE
                                           OF GROSS      OF TOTAL      OF GROSS     OF TOTAL
                                           ALLOWANCE      LOANS       ALLOWANCE       LOANS
                                           ----------   ----------    ----------   ----------
                                                         (DOLLARS IN THOUSANDS)

Land development and construction          $      148         71.2%   $      155         69.9%
Commercial and industrial                         602         24.7           127         26.4
Installment and other                              13          4.1            16          3.7
Unallocated                                     1,847          0.0         1,785          0.0
                                           ----------   ----------    ----------   ----------
          Total                            $    2,610        100.0%   $    2,083        100.0%
                                           ==========                 ==========

         As of December 31, 1998, the Company increased its net loan loss reserve by $527,000 compared to December 31, 1997 due to the significant increase in loan production of $115 million over the amount originated in 1997. The total loan loss reserve at December 31, 1998 was $2,610,000 or 1.38% of total loans and 77.04% of nonperforming assets. The majority of the loan loss reserve increase at December 31, 1998 compared to December 31, 1997 was included in the commercial category.

         The allocation for loan losses takes into account many factors such as the Company's prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating and other conditions of borrowers, the Denver economy and to a lesser extent, the national economy. As indicated in the table above, a majority of the loan loss allowance was not allocated to a single category. The Company's loan portfolio contains a significant amount of loans that are construction and/or development loans, and management assesses general risks to the portfolio that are common to both categories. These risks include the economic conditions in the building industry that could effect a slowdown in the market resulting in fewer building permits and lower absorption of newly developed sites, fluctuating land values, building moratoriums by municipalities, and the overall general economy of the Company's area of operations.

         Management believes that the approximate amount of charge-offs by category during 1998 and 1999 will be in the range of 0.23% to 0.27% for consumer loans, 0.14% to 0.17% for land development and construction loans, and 0.12% to 0.15% for commercial loans, for an overall total of approximately 0.15% of total loans. The foregoing is a good faith best estimate only and is subject to several factors beyond the control of the Company, including the risks discussed above.

         Investments. The Company's investment policy is designed to ensure liquidity for cash-flow requirements; to help manage interest rate risk; to ensure collateral is available for public deposits, FHLB advances and repurchase agreements; and to manage asset quality diversification. Investments are managed centrally to maximize compliance and effectiveness of overall investing activities. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, profitability, capital ratios, liquidity needs, collateral position with the FHLB and other matters related to investing activities is made.

         The Company's investment portfolio at December 31, 1998 was comprised of U.S. Treasury bonds and bills, corporate equity and debt securities, and general obligation and revenue municipal bonds. Although the municipal securities are non-rated and were privately placed, none of these investments are derivatives, structured notes or similar instruments that are classified as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Counsel. In accordance with the principles of the Financial Accounting

Standards Board ("FASB") in its Statement of Financial Accounting Standards No. 115 ("FASB 115"), Accounting for Certain Investment in Debt and Equity Securities, all investments are accounted for as "Available for Sale."

         The following table sets forth the estimated market value of the available for sale securities and the amortized cost basis of held to maturity securities in the Company's investment portfolio by type at the dates indicated, with the exception of the trading account.

                                            DECEMBER 31,
                                      -----------------------
                                         1998          1997
                                      ----------   ----------
                                      (DOLLARS IN THOUSANDS)

U.S. Treasury securities              $    4,549   $    4,774
Corporate debt securities                  2,741           --
Corporate equity securities                  405          454
Municipal securities (1)                   7,982        8,403
                                      ----------   ----------
          Total                       $   15,677   $   13,631
                                      ==========   ==========

----------
         (1) Exempt from both federal and state income taxation.

         Investment Maturities and Yield. The following table sets forth the estimated market value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 1998.

                                  DECEMBER 31, 1998
                                  -----------------
        TYPE AND MATURITY                                 AMOUNT      YIELD
        -----------------                                 -------     ------
                                                        (DOLLARS IN THOUSANDS)

 U.S. TREASURY SECURITIES:
   One year or less                                       $ 3,023       5.88%
   Over one through five years                              1,526       6.18
   Over five through 10 years                                  --         --
   Over 10 years                                               --         --
                                                          -------
          Total                                           $ 4,549       5.98
                                                          =======

 CORPORATE DEBT SECURITIES:
   One year or less                                       $    --         --
   Over one through five years                                 --         --
   Over five through 10 years                                  --         --
   Over 10 years                                            2,741       7.35
                                                          -------
          Total                                           $ 2,741       7.35
                                                          =======

 MUNICIPAL SECURITIES:
   One year or less                                       $    --         --
   Over one through five years                                 --         --
   Over five through 10 years                                 638       9.00
   Over 10 years                                            7,344       8.92
                                                          -------
          Total                                           $ 7,982       8.92
                                                          =======

 TOTAL INVESTMENT IN SECURITIES:
   One year or less                                       $ 3,023       5.88
   Over one through five years                              1,526       6.18
   Over five through 10 years                                 638       9.00
   Over 10 years                                           10,085       8.49
                                                          -------
          Total                                           $15,272       7.76
                                                          =======     ======

         Deposits. The Company's primary source of funds has historically been customer deposits, and deposits have experienced significant growth in recent years with average deposits increasing to $164.4 million for the year ended December 31, 1998 from $128.9 million for the year ended December 31, 1997. These increases are primarily a result of internal growth with the opening of one new branch in 1998, and two branches in 1997. At December 31, 1998, noninterest-bearing deposits comprised 28.49% of total deposits. Management believes this ratio may decrease as the mix of deposits in new branches tend to be more interest-bearing rather than noninterest-bearing due to start up marketing activities.

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the period indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                         1998                      1997
                                                         ----                      ----
                                                                    AVERAGE                   AVERAGE
                                                      AVERAGE      INTEREST     AVERAGE      INTEREST
                                                      BALANCE        COST       BALANCE        COST
                                                      -------      --------     -------      --------
                                                                     (DOLLARS IN THOUSANDS)

Demand, interest-bearing                             $ 68,948       4.41%       $ 53,370       4.60%
Savings                                                 5,488       3.10           4,775       3.35
Certificates of deposit under $100,000                 32,098       5.76          25,295       5.71
Certificates of deposit $100,000 and over              12,354       5.52           9,749       5.93
                                                     --------                   --------

        Total interest-bearing demand deposits        118,888       4.83        $ 93,189       4.97

Noninterest-bearing demand deposit                     45,545                     35,683
                                                     --------                   --------
        Total Deposits                               $164,433                   $128,872
                                                     ========                   ========

The decreases in average costs were due primarily to a lower interest rate environment.

The following table sets forth the amount of certificates of deposits at their stated rates as of December 31, 1998:

                                                                (IN THOUSANDS)
                           3.99% or less                           $     745
                           4.00% to 4.99%                              7,092
                           5.00% to 5.99%                             43,161
                           6.00% to 6.99%                              6,073
                           7.00% and above                                 0
                                                                   ---------
                                 Total                             $  57,071
                                                                   =========

                           Weighted average interest rate              5.59%


         At December 31, 1998, the scheduled maturities of certificates of deposit were are follows:

                                                                (IN THOUSANDS)
                           1999                                   $   45,600
                           2000                                        9,155
                           2001                                          664
                           2002                                        1,380
                           2003                                          124
                           Thereafter                                    148
                                                                  ----------
                                 Total                            $   57,071
                                                                  ==========

         The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1998.

                              REMAINING MATURITY                (IN THOUSANDS)

                           Less than three months                  $  6,593
                           Three months up to six months              3,025
                           Six months up to one year                  8,559
                           One year and over                          1,756
                                                                   --------

                                    Total                          $ 19,933
                                                                   ========

         FHLB Borrowings. The Bank is a member of the Federal Home Loan Bank of Topeka, which is one of 12 regional FHLB's. The FHLB system functions as a central bank providing credit for members. As a member of the FHLB, the Bank is entitled to borrow funds from the FHLB and is required to own FHLB stock in an amount determined by a formula based upon the Bank's total assets and its FHLB borrowings. The Bank may use FHLB borrowings to supplement deposits as a source of funds. See "Liquidity--Asset/Liability Management." Average FHLB borrowings for the year ended December 31, 1998 were $409,000 compared to $2.0 million for the year ended December 31, 1997. At December 31, 1998, based on its FHLB stockholdings, the Bank's total available and unused borrowing capacity based on the Bank's current FHLB stockholdings was approximately $9.0 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by the Bank's FHLB stock, other investment securities and certain loans.

         A variety of borrowing terms and maturities can be chosen from the FHLB. Maturities available range generally from one day to 10 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The FHLB offers both amortizing and nonamortizing advances. To date, FHLB stock has been redeemable at the preset price of $100 per share, but there can be no assurance that this will continue to be the case.

CAPITAL RESOURCES

         The Company monitors compliance with federal regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital.

         The following tables set forth the Company's capital ratios as of the indicated dates.

                                                                   CAPITAL RATIOS
                                                  DECEMBER 31,                       DECEMBER 31,
                                                      1998                               1997
                                                      ----                               ----
                                             AMOUNT           RATIO             AMOUNT            RATIO
                                           ---------          ------           --------           -----
                                                               (DOLLARS IN THOUSANDS)

Core (Tier 1) capital                      $  28,410          12.53%           $ 12,579           8.02%
Core (Tier 1) capital minimum
 requirement (1)                               9,069           4.00               4,707           3.00
                                           ---------          -----            --------           ----
Excess                                     $  19,341           8.53%           $  7,872           5.02%
                                           =========          =====            ========           ====

Tangible capital                           $  28,410          12.53%           $ 12,579           8.02%
Tangible capital minimum requirement (1)       3,401           1.50               2,354           1.50
                                           ---------          -----            --------           ----
Excess                                     $  25,009          11.03%           $ 10,225           6.52%
                                           =========          =====            ========           ====

Adjusted tangible assets                   $ 226,731                           $156,909
                                           =========                           ========

-----------------

          (1) Based on risk-based capital guidelines of the Office of Thrift Supervision, a savings association is required to maintain a Core (Tier 1) capital requirement of 4% of adjusted tangible assets and a tangible capital requirement of 1.5% of tangible assets. See "Supervision and Regulation--Federal Savings Association Regulation - OTS Capital Requirements" for definitions of the ratio terms.

                                                             RISK-BASED CAPITAL RATIOS
                                                  DECEMBER 31,                        DECEMBER 31,
                                                      1998                               1997
                                                      ----                               ----
                                             AMOUNT           RATIO            AMOUNT            RATIO
                                           ---------          -----          ----------          -----
                                                               (DOLLARS IN THOUSANDS)

Total risk-based capital                   $  30,315          15.38%         $   14,321          10.30%
Minimum requirement (1)                       15,766           8.00              11,122           8.00
                                           ---------          -----          ----------          -----
Excess                                     $  14,549           7.38%         $    3,199           2.30%
                                           =========          =====          ==========          =====

Total risk-based assets                    $ 197,077                         $  139,023
                                           =========                         ==========

----------

          (1) Based on risk-based capital guidelines of the Office of Thrift Supervision, a savings association generally is defined to maintain a total capital to risk-based assets ratio of 8%. See "Supervision and Regulation--Federal Savings Association Regulation - OTS Capital Requirements" for definitions of terms relating to the ratio.

LIQUIDITY

         Sources of Liquidity. The Company manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has two basic sources of liquidity. The first is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Average deposits increased by $35.6 million, or 27.6% in 1998 over 1997.

         The second source of the Company's liquidity is FHLB advances and Company lines of credit. FHLB advances are used regularly in the cash management function both to fund a portion of the investment portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At December 31, 1998 the Company had available $9.0 million of unused borrowing capacity from the FHLB and $15.0 million from its other lenders. The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds so provided primarily to make loans and to purchase investment securities.

         Asset/Liability Management. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed-rate instruments which are approaching maturity. Changes in net yield on interest-sensitive assets arise when interest rates on those assets (e.g. loans and investment securities) change in a different time period from that of interest rates on liabilities (e.g. time deposits). Changes in net yield on interest-sensitive assets also arise from changes in the mix and volumes of earning assets and interest-bearing liabilities.

         The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1998, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

                                                    ESTIMATED MATURITY OR REPRICING AT DECEMBER 31, 1998
                                                    ----------------------------------------------------
                                                            THREE MONTHS
                                                LESS THAN   TO LESS THAN     ONE TO       OVER
                                               THREE MONTHS   ONE YEAR     FIVE YEARS   FIVE YEARS     TOTAL
                                               ------------  ----------    ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Funds sold and interest-bearing deposits      $    5,636   $       --    $       83   $       --   $    5,719
  Investment securities available for sale               0        3,023         1,526       10,723       15,272
  Loans                                            162,132        3,418        19,058        4,994      189,602
                                                ----------   ----------    ----------   ----------   ----------

  Total interest-earning assets                    167,768        6,441        20,667       15,717      210,593

Interest-bearing liabilities:
  Deposits:
    Demand, interest-bearing                        72,444           --            --           --       72,444
    Savings                                          6,271           --            --           --        6,271
    Certificates of deposit
      under $100,000                                11,530       15,893         9,567          148       37,138
      $100,000 and over                              6,593       11,584         1,756           --       19,933

  Federal Home Loan Bank borrowings                     --           --            --           --           --
  Trust preferred securities                            --           --            --       12,000       12,000
  Repurchase agreements                                443           --            --           --          443
                                                ----------   ----------    ----------   ----------   ----------


  Total interest-bearing liabilities                97,281       27,477        11,323       12,148      148,229
                                                ----------   ----------    ----------   ----------   ----------

Interest rate gap                               $   70,487   $  (21,036)   $    9,344   $    3,569   $   62,364
                                                ==========   ==========    ==========   ==========   ==========

Cumulative interest rate gap at
  December 31, 1998                             $   70,487   $   49,451    $   58,795   $   62,364
                                                ==========   ==========    ==========   ==========

Cumulative interest rate gap
  to total assets                                    30.54%       21.42%        25.47%       27.02%
                                                ==========   ==========    ==========   ==========

         Due to the volume of loans that reprice with changes in the prime lending rate and the volume of noninterest-bearing deposits, the Company has experienced a positive gap in assets and deposits that reprice or mature in less than three months. Of the total interest-earning assets at December 31, 1998, 79.66% reprice or mature in less than three months while 65.63% of all interest-bearing liabilities reprice or mature in that same time frame. The Bank's positive interest rate gaps indicate that the Bank's net income would increase in the event of rising interest rates and would decrease in the event of decreasing interest rates. In the highly unlikely event of an immediate, parallel and sustained shift of market interest rates of 200 basis points, management estimates that the Bank's net income during the 12 months ending December 31, 1999 would likely increase greater than 10% compared to the prior like 12-month period if interest rates rose by 200 basis points and likely fall by greater than 10% compared to the prior like 12-month period if rates fell of the same amount. These are good faith estimates assuming all other factors do not change materially, and, in management's belief, are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is highly unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, future results could, in management's belief, be materially different from the foregoing estimates.

EFFECTS OF INFLATION AND CHANGING PRICES

         Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time interest rates may not move in the same direction or magnitude as inflation.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, a significant business issue has emerged regarding existing application software programs and operating systems and their ability to accommodate the date value for the year 2000. Many existing software application products, including products used by the Bank, its suppliers and customers, were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as "96." As a result, the year 1999 (i.e., "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor holding companies' and banks' readiness for the year 2000 as part of the regular examination process.

         The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" was completed in the first quarter of 1999 and modifications and changes necessary have been completed and tested. Compliance for all systems is expected by management to be completed by the third quarter of 1999; management currently estimates that such total compliance will cost approximately $150,000. Costs incurred through 1998 were approximately $24,000. Compliance audits performed to date have been positive and no specific items of improvement were noted. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a monthly basis until the plan is completed.

         However, if the modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company. Because of the factors discussed below, management cannot estimate with any reasonable degree of certainty the magnitude of lost revenues should management's reasonable worst case scenario develop in which the Company would need to use an outside vendor to become year 2000 compliant and noncompliant customers were unable to repay their loans.

         Even though the Company's "mission critical" systems have tested year 2000 compliant, the Company has in place a business resumption contingency plan in the event of an unforeseen problem in its computer systems. This plan details actions to be taken in the unlikely event of problems in the change over to the millennium. This process of validation is in accordance with Federal Financial Institutions Examination Council guidelines.

         The Bank has sent direct mail to its customers regarding the year 2000 issue and the need for readiness, pursuant to guidelines of the banking industry regulators. Management intends to continue to solicit customer response on this matter. The Bank has also instituted a policy requiring a loan applicant to sign a year 2000 acknowledgement certificate at closing as part of a loan package. Failure of the Company's customers to prepare for year 2000 compatibility could have a significant adverse effect of customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. The Company does not have sufficient information accumulated from customers to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Company in this case.


ITEM 7.       FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MegaBank Financial Corporation
Englewood, Colorado

         We have audited the consolidated balance sheet of MegaBank Financial Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MegaBank Financial Corporation and Subsidiaries at December 31, 1998 and the consolidated results of their operations and consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                           /s/Fortner, Bayens, Levkulich and Co., P.C.



Denver, Colorado
February 19, 1999

                         MegaBank Financial Corporation
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                             (Amounts in thousands)


                                     ASSETS

           Cash and due from banks                                                 $   10,326
           Federal funds sold                                                           5,625
           Other interest-bearing deposits                                                128
                                                                                   ----------
             Cash and cash equivalents                                                 16,079

           Investment securities available for sale                                    15,677

           Loans                                                                      189,602
           Less allowance for loan losses                                              (2,610)
                                                                                   ----------
                                                                                      186,992

           Federal Home Loan Bank stock, at cost                                          482
           Bank premises, leasehold improvements
             and equipment, net                                                         8,846
           Accrued interest receivable                                                  1,104
           Deferred tax asset                                                             718
           Trust preferred securities issuance costs, net                                 729
           Other assets                                                                   192
                                                                                   ----------

                                                                                   $  230,819
                                                                                   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities
             Deposits                                                              $  189,879
             Securities sold under agreements to repurchase                               443
             Income taxes payable                                                          71
             Accrued interest payable                                                     434
             Other liabilities                                                            601
                                                                                   ----------
                   Total liabilities                                                  191,428

           Company obligated manditorily redeemable preferred securities of
             subsidiary trust holding solely Junior Subordinated Debentures            12,000

           Commitments (notes I, J, and L)

           Shareholders' equity
             Preferred stock; no par value, 10,000,000 shares authorized, none
               issued                                                                      --
             Common stock; no par value, 50,000,000 shares authorized,
               7,607,340 shares issued and outstanding                                 13,974
             Retained earnings                                                         13,383
             Accumulated other comprehensive income                                        34
                                                                                   ----------
                                                                                       27,391

                                                                                   $  230,819
                                                                                   ==========


           The accompanying notes are an integral part of this statement.

                         MegaBank Financial Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                 (Amounts in thousands, except per share data)

                                                                            1998         1997
                                                                         ----------   ----------

         Interest income
           Loans, including fees                                         $   18,464   $   13,806
           Taxable investment securities                                        318          286
           Nontaxable investment securities                                     743          592
           Funds sold                                                           463          636
           Other interest                                                       181           63
                                                                         ----------   ----------
                  Total interest income                                      20,169       15,383

         Interest expense
           Deposits                                                           5,742        4,635
           Borrowed funds                                                       134          152
           Trust preferred securities                                           959           --
           Notes payable                                                         19          179
                                                                         ----------   ----------
                  Total interest expense                                      6,854        4,966
                                                                         ----------   ----------

                  Net interest income                                        13,315       10,417

         Provision for loan losses                                              530          880
                                                                         ----------   ----------

         Net interest income after provision for loan losses                 12,785        9,537

         Other income
           Service charges on deposit accounts                                  538          335
           Gain on sale of investment securities                                 46          341
           Other income                                                         409          320
                                                                         ----------   ----------
                  Total other income                                            993          996

         Other expenses
           Salaries and employee benefits                                     4,100        3,135
           Occupancy expenses of premises                                       971          708
           Furniture and equipment expense                                      447          342
           Service fees                                                         252          135
           Legal fees                                                            99          191
           Indemnification and guarantee fees (note L)                          350          329
           Settlement with related company (note L)                             355           --
           Other expenses                                                     1,479        1,587
                                                                         ----------   ----------
                  Total other expenses                                        8,053        6,427
                                                                         ----------   ----------

                  Income before income taxes                                  5,725        4,106

         Income tax expense                                                   1,920        1,272
                                                                         ----------   ----------

         NET INCOME                                                      $    3,805   $    2,834
                                                                         ==========   ==========

         Income per share
           Basic                                                         $     0.58   $     0.44
                                                                         ==========   ==========
           Diluted                                                       $     0.58   $     0.44
                                                                         ==========   ==========

         The accompanying notes are an integral part of these statements.

                         MegaBank Financial Corporation
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            Years ended December 31,
                             (Amounts in thousands)


                                                        1998          1997
                                                     ----------    ----------

Net income                                           $    3,805    $    2,834

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
    securities available for sale                            (5)          (83)
                                                     ----------    ----------

Other comprehensive income (loss)                            (5)          (83)
                                                     ----------    ----------

Comprehensive income                                 $    3,800    $    2,751
                                                     ==========    ==========


         The accompanying notes are an integral part of these statements.

                         MegaBank Financial Corporation
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Two years ended December 31, 1998
                             (Amounts in thousands)


                                                                                      ACCUMULATED
                                                                                         OTHER
                                                             COMMON       RETAINED   COMPREHENSIVE
                                                              STOCK       EARNINGS       INCOME       TOTAL
                                                            ----------   ----------  -------------  ----------


       Balance at January 1, 1997                           $    1,961   $    6,744   $      122    $    8,827

       Net income                                                   --        2,834           --         2,834

       Other comprehensive income (loss)                            --           --          (83)          (83)
                                                            ----------   ----------   ----------    ----------

       Balance at December 31, 1997                              1,961        9,578           39        11,578

       Issuance of 1,200,000 shares of common
         stock initial public offering at $11 per
         share, less selling expenses of $1,187,000             12,013           --           --        12,013

       Net income                                                   --        3,805           --         3,805

       Other comprehensive income (loss)                            --           --           (5)           (5)
                                                            ----------   ----------   ----------    ----------

       Balance at December 31, 1998                         $   13,974   $   13,383   $       34    $   27,391
                                                            ==========   ==========   ==========    ==========

         The accompanying notes are an integral part of this statement.

                         MegaBank Financial Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                             (Amounts in thousands)


                                                                                      1998          1997
                                                                                   ----------    ----------
           Cash flows from operating activities
             Net income                                                            $    3,805    $    2,834
             Adjustments to reconcile net income to net cash
                provided by operating activities
                Provision for loan losses                                                 530           880
                Depreciation and amortization of fixed assets                             486           325
                Amortization of preferred securities issuance costs                        23            --
                Net discount accretion on investment securities                           (13)          (29)
                Stock dividend                                                            (32)          (16)
                Gain on sale of investment securities available for sale                  (46)         (341)
                Deferred income taxes                                                     (82)         (336)
             Changes in deferrals and accruals
                Accrued interest receivable                                              (206)         (217)
                Accrued interest payable                                                  282            46
                Income taxes payable                                                      (61)           23
                Other, net                                                               (174)          700
                                                                                   ----------    ----------
                    Net cash provided by operating activities                           4,512         3,869

           Cash flows from investing activities
             Purchase of securities available for sale                                 (4,482)       (6,214)
             Proceeds from maturities of securities available for sale                  1,250         3,160
             Proceeds from sales of securities available for sale                       1,158           495
             Net increase in loans                                                    (63,518)      (31,061)
             Expenditures for bank premises and equipment                              (4,533)       (2,494)
                                                                                   ----------    ----------
                    Net cash used in investing activities                             (70,125)      (36,114)

           Cash flows from financing activities
             Net increase in deposits                                                  48,001        37,217
             Trust preferred securities issuance costs                                   (497)         (255)
             Decrease in Federal Home Loan Bank borrowings                             (1,423)         (849)
             Increase in securities sold under repurchase agreements                      443            --
             Proceeds from issuance of trust preferred securities                      12,000            --
             Principal payments on notes payable                                       (2,000)         (628)
             Sale of common stock                                                      12,013            --
                                                                                   ----------    ----------
                    Net cash provided by financing activities                          68,537        35,485
                                                                                   ----------    ----------
           Net increase in cash and cash equivalents                                    2,924         3,240

           Cash and cash equivalents at beginning of year                              13,155         9,915
                                                                                   ----------    ----------

           Cash and cash equivalents at end of year                                $   16,079    $   13,155
                                                                                   ==========    ==========

           Supplemental disclosures of cash flow information
             Cash paid during the year for:
                Interest expense                                                   $    6,572    $    4,920
                Income taxes                                                            2,062         1,499



         The accompanying notes are an integral part of these statements.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    NATURE OF OPERATIONS

       MegaBank Financial Corporation ("the Company") owns the shares of and acts as parent holding company for MegaBank ("the Bank") and MB Capital
       I. The Bank provides a full range of banking services to individual and corporate customers principally in the Denver metropolitan area. A majority of the Bank's loans are related to real estate (principally residential construction) and commercial activities. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with an offering of Cumulative Trust Preferred Securities in 1998, the Company formed MB Capital I, which is treated as a wholly owned subsidiary of the Company.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

        The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

        Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral.

        Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.

    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries, MegaBank and, in 1998, MB Capital I. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    INVESTMENT SECURITIES

       Management determines the classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

       Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of retained earnings in shareholders' equity.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    INVESTMENT SECURITIES (CONTINUED)

       The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included as an adjustment to interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

    LOANS AND ALLOWANCE FOR LOAN LOSSES

       The accrual of interest on loans is discontinued when management believes that interest or principal may not be collectible or recoverable. Generally, loans that are 90 days past due as to interest, principal, or both; loans that are not 90 days past due but where the likelihood of collecting the interest, principal, or both within 90 days is unlikely; and loans which have been partially charged off will be placed on nonaccrual status. When placing a loan in nonaccrual status, interest accrued to date is generally reversed. When such a reversal is made, interest accrued during prior years is charged to the allowance for loan losses. All other interest reversed on nonaccrual loans is charged against current year interest income. Payments received on a loan on nonaccrual status are charged against the balance of the loan. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is no longer doubtful. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower's financial condition. Interest on these loans is accrued under the new terms.

       Impaired loans are all specifically identified loans for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all nonaccrual and restructured loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance is a component of the allowance for loan losses. Any excess of the carrying value of impaired loans over amounts realized from the liquidation of collateral and other sources is charged to the allowance for loan losses.

       Loan origination fees, net of certain direct origination costs, are deferred and amortized on a basis that approximates level yield over the contractual lives of the underlying loans. In addition, fees for a commitment to originate or purchase loans are offset against direct loan origination costs incurred to make such commitments. The net amounts are deferred and, if the commitment is exercised, recognized over the life of the related loan as a yield adjustment or, if the commitment expires unexercised, recognized as income upon expiration of the commitment. When a loan is placed on nonaccrual status, no income is recognized on the unamortized balance of loan origination fees until the loan is returned to accrual status or is repaid.

       The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations,

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

       specific problem loans, leases and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. Recoveries realized on loans previously charged off are credited to the allowance for loan losses.

    LEASEHOLD IMPROVEMENTS AND EQUIPMENT

       Leasehold improvements and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method.

    TRUST PREFERRED SECURITIES ISSUANCE COSTS

       Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized. These costs are amortized on a straight-line basis through the maturity date of the securities.

    INCOME TAXES

       Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    CASH AND CASH EQUIVALENTS

       For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, other interest-bearing deposits and federal funds sold. Generally federal funds sold are held for one day.

    PER SHARE COMPUTATIONS

       Basic earnings per share is based on the weighted average number of common shares outstanding during each year. Share amounts have been adjusted to reflect a thirty-for-one common stock split which took place in September 1998. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the common share equivalents related to outstanding stock options. Weighted average common shares outstanding and diluted shares deemed outstanding for 1998 and 1997 were as follows:

                                                                                 1998         1997
                                                                              ----------   ----------

         Weighted average common shares outstanding                            6,542,135    6,407,340
         Common share equivalents related to outstanding stock options            12,187           --
                                                                              ----------   ----------

                                                                               6,554,322    6,407,340
                                                                              ==========   ==========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    STOCK-BASED COMPENSATION

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for any stock options issued to employees. Under APB 25, no compensation expense is recorded for any stock options for which the exercise price equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
        123).

    RECENT ACCOUNTING PRONOUNCEMENTS

      Comprehensive Income

        The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The statement requires an enterprise to classify items of other comprehensive income by their nature in the financial statements and to display the accumulated balance of other comprehensive income separately from other components of equity in the balance sheet. The only component of comprehensive income consists of net unrealized holding gains and losses on available for sale securities, less the related tax effects. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.

        The Company has disclosed comprehensive income in a separate income statement.

      Operating Segments

        The Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131) effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

      Derivative Instruments

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133). This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The methods must be consistent with the entity's approach to managing risk.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        Derivative Instruments (Continued)

        SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with initial application as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter beginning after June 15, 1999. Retroactive application to financial statements of prior periods is prohibited. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

    RECLASSIFICATIONS

        Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the presentation adopted in 1998.

NOTE B - INVESTMENT SECURITIES

    At December 31, 1998, the Company had securities with the following amortized cost and estimated fair market values (in thousands):

                                                          Gross         Gross        Estimated
                                            Amortized   unrealized    unrealized      market
                                              cost        gains         losses         value
                                           ----------   ----------    ----------    ----------

Securities available for sale
  U.S. Treasury securities                 $    4,497   $       52    $       --    $    4,549
 State and political subdivisions               7,891           91            --         7,982
 Corporate debt securities                      2,740          150          (149)        2,741
 Corporate equity securities                      495           --           (90)          405
                                           ----------   ----------    ----------    ----------

                                           $   15,623   $      293    $     (239)   $   15,677
                                           ==========   ==========    ==========    ==========

    The amortized cost and estimated market value of debt securities at December 31, 1998 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                   Estimated
                                                      Amortized     market
                                                        cost         value
                                                     ----------   ----------

       Due in one year or less                       $    2,998   $    3,023
       Due after one year through five years              1,499        1,526
       Due after five years through ten years               636          638
       Due after ten years                                9,995       10,085
                                                     ----------   ----------

                                                     $   15,128   $   15,272
                                                     ==========   ==========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - INVESTMENT SECURITIES (CONTINUED)

    Securities included in the accompanying balance sheet at December 31, 1998 with a carrying amount of $5,920,000 have been pledged as collateral for public deposits and for other purposes as required or permitted by law.

    Available for sale securities were sold in 1998 and 1997 and are summarized as follows (in thousands):

                                         1998         1997
                                      ----------   ----------

              Gains realized          $       46   $      341
              Losses realized                 --           --
                                      ----------   ----------

                                      $       46   $      341
                                      ==========   ==========

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

    The components of the loan portfolio at December 31, 1998 are summarized as follows (in thousands):

              Land development and construction           $  136,243
              Commercial                                      47,225
              Installment and other                            7,910
                                                          ----------
                                                             191,378
              Less unearned loan fees                         (1,776)
                                                          ----------
                                                          $  189,602
                                                          ==========

    Transactions in the allowance for loan losses for 1998 and 1997 are as follows (in thousands):

                                    1998          1997
                                 ----------    ----------
Balance at beginning of year     $    2,083    $    1,150
Provision for loan losses               530           880
Recoveries                                7            62
Loans charged off                       (10)           (9)
                                 ----------    ----------

Balance at end of year           $    2,610    $    2,083
                                 ==========    ==========

    There were no accruing loans having payments delinquent more than ninety days at December 31, 1998 and 1997.

    Loans on which the accrual of interest has been discontinued or reduced amounted to $3,388,000 and $1,604,000 at December 31, 1998 and 1997,
    respectively.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

    Information related to impaired loans is as follows (in thousands):

                                                                  1998         1997
                                                               ----------   ----------
Total impaired loans at end of year                            $    3,388   $    1,604
Average impaired loans during the year                              1,529        1,600
Allowance for loan loss relative to impaired loans                    551           85

    No interest income was recognized during the periods that loans were deemed to be impaired. The Company is not committed to lend additional funds to debtors whose loans are impaired.

    No loans were transferred to foreclosed real estate in 1998 or 1997.

NOTE D - BANK PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

    At December 31, 1998, bank premises, leasehold improvements and equipment, less accumulated depreciation and amortization, consisted of the following (in thousands):

          Buildings and improvements                             $    4,761
          Leasehold improvements                                        450
          Equipment                                                   3,205
          Land                                                        2,060
                                                                 ----------
                                                                     10,476

          Less accumulated depreciation and amortization             (1,630)
                                                                 ----------

                                                                 $    8,846
                                                                 ==========

NOTE E - ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable at December 31, 1998 is summarized as follows (in thousands):

Loans                                                          $      868
Investment securities and interest-bearing deposits                   236
                                                               ----------

                                                               $    1,104
                                                               ==========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - DEPOSITS

    Deposits are summarized at December 31, 1998 as follows (dollars in thousands):

                                                                        Weighted
                                                                        average
                                                                        interest
                                            Balance       Percent         rate
                                           ----------    ----------    ----------
        Demand, noninterest-bearing        $   54,093         28.49%          --%
        NOW accounts                            7,992          4.21          3.21
        Money market deposit accounts          64,452         33.94          4.59
        Savings deposits                        6,271          3.30          3.10
        Certificates of deposit
          Under $100,000                       37,138         19.56          5.76
          $100,000 and over                    19,933         10.50          5.52
                                           ----------    ----------    ----------

                                           $  189,879        100.00%         3.49%
                                           ==========    ==========    ==========

    Interest expense on deposits for 1998 and 1997 is summarized as follows (in thousands):

                                              1998         1997
                                           ----------   ----------

        NOW accounts                       $      239   $      157
        Money market deposit accounts           2,800        2,296
        Savings deposits                          170          160
        Certificates of deposit
          Under $100,000                        1,850        1,444
          $100,000 and over                       683          578
                                           ----------   ----------
                                           $    5,742   $    4,635
                                           ==========   ==========

    As of December 31, 1998, the Company has brokered deposits totaling $3,240,000.

    At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands):

                                                 Year ending December 31,
                         --------------------------------------------------------------------------
             Rate          1999       2000       2001       2002       2003    Thereafter   Total
        --------------   --------   --------   --------   --------   --------  ----------  --------

        3.99% or less    $    745   $     --   $     --   $     --   $     --   $     --   $    745
        4.00% to 4.99%      6,504        505          5         --          1         77      7,092
        5.00% to 5.99%     36,013      7,051         92         --          5         --     43,161
        6.00% to 6.99%      2,338      1,599        567      1,380        118         71      6,073
                         --------   --------   --------   --------   --------   --------   --------

                         $ 45,600   $  9,155   $    664   $  1,380   $    124   $    148   $ 57,071
                         ========   ========   ========   ========   ========   ========   ========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - BORROWING COMMITMENTS

    As of December 31, 1998, the Bank had lines of credit with Federal Home Loan Bank, Bankers' Bank of the West, and the Federal Reserve Bank of $9,000,000, $14,500,000, and $500,000, respectively. There were no advances outstanding on these lines of credit as of December 31, 1998.

NOTE H - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

    In February 1998, MB Capital I, a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,200,000 shares (issue price of $10 per share) totaling $12.0 million of fixed-rate 8.75% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. MB Capital I invested the total proceeds it received in 8.75% Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. As a result, under current tax law, distributions to the holders of the Preferred Securities will be tax deductible by the Company. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

    The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears and commenced on April 15, 1998. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on February 9, 2028, which may be shortened to not earlier than February 9, 2003, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of MB Capital I, the Debentures or the Preferred Securities. The Company has the right to terminate MB Capital I and cause the Debentures to be distributed to the holders of the Capital Securities in liquidation of such trust, all subject to the Company having received prior approval of the Office of Thrift Supervision, if required.

NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

    Those instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Financial instruments whose contract amounts represent credit risk as of December 31, 1998 are as follows (in thousands):

                 Commitments to extend credit                       $ 99,761
                   Stand-by letters of credit                         12,779

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon or be participated to other financial institutions, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis.

    The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

    Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE J - LEASE COMMITMENTS

    Future minimum rental and lease payments under noncancellable operating leases for premises, expiring at various dates through 2006 are as follows (in thousands):

            Year ending
            December 31,
            ------------

                  1999                                              $   476
                  2000                                                  476
                  2001                                                  474
                  2002                                                  476
                  2003                                                  469
            Thereafter                                                  751
                                                                    -------
                                                                    $ 3,122
                                                                    =======

    Total lease expense for all operating leases was $445,000 and $436,000 in 1998 and 1997, respectively.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - INCOME TAXES

    The provision for income taxes for 1998 and 1997 consists of the following (in thousands):

                                                       1998        1997
                                                      ------      ------
        Current
          Federal                                     $1,749      $1,406
          State                                          253         202
                                                      ------      ------
                                                       2,002       1,608

        Deferred
          Federal                                        (71)       (299)
          State                                          (11)        (37)
                                                      ------      ------
                                                         (82)       (336)
                                                      ------      ------

                                                      $1,920      $1,272
                                                      ======      ======

    The effective income tax rate varies from the statutory federal rate because of several factors, the most significant being nontaxable interest income earned on obligations of state and municipalities. The following table reconciles the Company's effective tax rate to the statutory federal rate.

                                                       1998                          1997
                                             ------------------------     ------------------------
                                               Amount       Percent        Amount        Percent
                                             ----------    ----------     ----------    ----------
                                                  (in thousands)                (in thousands)

    Tax expense at statutory rate            $    1,946          34.0%    $    1,396          34.0%
    Increase (decrease) in taxes due to:
      Tax exempt municipal interest                (235)         (4.1)          (187)         (4.5)
      State tax, net of federal tax effect          167           2.9            122           3.0
       Other                                         42            .7            (59)         (1.5)
                                             ----------    ----------     ----------    ----------

          Total provision for income taxes   $    1,920          33.5%    $    1,272          31.0%
                                             ==========    ==========     ==========    ==========

    Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Timing differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in a deferred tax asset as of December 31, 1998 as follows (in thousands):

            Deferred tax assets
               Provision for loan losses                             $ 833
               Recognition of loan fees                                 13
                                                                     -----
                      Total deferred tax assets                        846

           Deferred tax liabilities
               Depreciation                                            (86)
               Market value adjustment to investment securities
                 available for sale                                    (20)
                 Other                                                 (22)
                                                                     -----
                      Total deferred tax liabilities                  (128)
                                                                     -----
                      Net deferred tax asset                         $ 718
                                                                     =====

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - RELATED PARTY TRANSACTIONS

       As discussed in note P, the Company, as of September 1, 1998, became a unitary thrift holding company, and as such, has the power to engage in activities not currently allowed under the Bank Holding Company Act. Orchard Valley Financial Corporation ("OVFC"), a bank holding company related to the Company through common ownership, was notified that it would either be required to reduce its ownership in the Company to less than 5% or the Company would be prevented from exercising its powers under its new regulations. OVFC agreed to reduce its ownership of the Company to under 5%. The Company paid OVFC $355,000 in 1998 to reimburse it for the income tax liability incurred due to the involuntary sale of the Company's stock.

       The Company has entered into certain loan participations with First State Bank of Hotchkiss, a financial institution related through common ownership. Approximate loan principal balances outstanding under these participations at December 31, 1998 are summarized as follows (in thousands):

         Participations sold                                         $9,703
         Participations purchased                                     1,346

       The Company has also sold loan participations to other related parties (shareholders, directors, family members, businesses related through common ownership). At December 31, 1998 the participations sold to related parties were approximately $4,018,000.

       The following is an analysis of loans that were made to shareholders, directors and executive officers of the Company, and to corporations and others associated with those individuals (in thousands):

         Balance at January 1, 1998                                  $  553
         New loans                                                    1,202
         Repayments                                                    (450)
                                                                     ------
         Balance at December 31, 1998                                $1,305
                                                                     ======

       Certain officers, directors, and shareholders of the Company personally guaranteed a note payable which was repaid in 1998. In return for the guarantee, the Company agreed to indemnify the guarantors for all liabilities, costs or expenses relating to the guarantee and to provide additional compensation to the guarantors. The additional compensation has consisted of an aggregate fee equal to 1.5% of the outstanding balance of the loan on each anniversary date plus a performance bonus based on earnings of the Bank as specified in the agreement. Total fees paid to the guarantors were $350,000 and $329,000 in 1998 and 1997, respectively.

       In March 1997, the Company entered into a consulting agreement with a company owned by an individual who is an officer, director and shareholder of the Company. Payments by the Company under the agreement are $5,000 per month. The term of the agreement is for one year, but automatically renews unless explicitly terminated by either party.

 NOTE M - EMPLOYEE BENEFITS

       Through June 30, 1998, the Bank had an IRA contribution plan available for all personnel who have been employed at least nine months. In 1998, the Board of Directors of the Bank approved the MegaBank 401(k) Savings Plan. The Plan was effective July 1, 1998. Employees who have completed three months of service, and meet other conditions, are eligible for the Plan. The Bank will match 50% of the first 6% of compensation which employees contribute to the Plan. The Bank's contributions to the Plan vest ratably over six years. The Plan replaces the IRA contribution plan. Contributions in 1998 and 1997 were $21,000 and $32,000, respectively.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents estimated fair values of the Company's financial instruments as of December 31, 1998 (in thousands):

                                                                                           Carrying     Fair
                                                                                             Amount     Value
                                                                                           --------   ---------
         Financial assets
           Cash and due from banks                                                         $ 10,326   $  10,326
           Federal funds sold                                                                 5,625       5,625
           Other interest-bearing deposits                                                      128         128
           Investment securities available for sale                                          15,667      15,667
           Federal Home Loan Bank stock                                                         482         482
           Loans, less allowance for loan losses                                            186,992     187,163
           Accrued interest receivable                                                        1,104       1,104

         Financial liabilities
            Deposits
               Non-interest bearing                                                          54,092      54,092
               Interest bearing                                                             135,785     136,146

            Accrued interest payable                                                            434         434
            Short-term borrowings                                                               443         443
            Company obligated manditorily redeemable
              preferred securities of subsidiary trust holding
              solely Junior Subordinated Debentures                                          12,000      11,250

           Unrecognized financial instruments (net
             of contract amount)
               Commitments to extend credit                                                  99,761      99,761
               Standby letters of credit                                                     12,779      12,779

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

     CASH AND CASH EQUIVALENTS

         For these short-term instruments, the carrying amount approximates fair value.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     INVESTMENTS

       For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates its fair value.

     LOANS

       The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount is a reasonable estimate of fair value. For loans where collection of principal is in doubt, an allowance for losses has been estimated. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

     DEPOSITS

       The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date (i.e. their carrying amount). The fair value of fixed maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     SHORT-TERM BORROWINGS

       For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

     LONG-TERM BORROWINGS

       The fair value of long-term borrowings is estimated by discounting the future cash flows using the current rate at which a similar loan could be financed.

     TRUST PREFERRED SECURITIES

       For Trust Preferred Securities, the fair value is determined based on the quoted market price.

     COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND LINES OF CREDIT

       The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparts at the reporting date.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - EQUITY TRANSACTIONS AND AGREEMENTS

      AUTHORIZED CAPITAL AND REVERSE STOCK SPLIT

         Effective January 15, 1998, the Company increased its authorized capital stock to 50 million shares of Common Stock and authorized 10 million shares of Preferred Stock. The increase was made to provide for possible future needs of the Company. In 1998, the Company effected a thirty-for-one stock split. References in the accompanying financial statements to numbers of shares and per share amounts have been retroactively restated to reflect the stock split.


      STOCK PURCHASE AGREEMENT

         The Company has a Stock Purchase Agreement with certain of its shareholders. This agreement, as amended and restated, provides that upon the death of the Company's Chairman of the Board of Directors, the shareholders will have the option to require the Company to purchase a pro rata portion of their shares of the Company's stock to the extent the Company receives proceeds from a life insurance policy on the life of the Chairman. These shareholders currently hold an aggregate of 2,709,650 shares of common stock. Based on an amendment to the agreement in 1998, the purchase price of the common stock would be based on the greater of 80% of its average closing bid price on any recognized quotation system for a designated period or its appraised value. The Company has purchased a life insurance policy in the amount of $3,000,000 on the Chairman.

      STOCK INCENTIVE PLAN

         In August 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide continuing incentives to the Company's and its subsidiaries' key employees, which may include officers and members of the Board of Directors. The Incentive Plan provides for an authorization of 500,000 shares of common stock for issuance thereunder. Under the Incentive Plan, the Company may grant to participants awards of stock options, restricted stock, stock appreciation rights, performance shares or any combination thereof.

         The Incentive Plan is administered by the Board of Directors or a Compensation Committee of the Board of Directors composed of at least two non-employee members. Subject to the terms of the Incentive Plan, the Board or Compensation Committee determines, among other matters, the persons to whom awards are granted and the terms of the awards.

         Under the stock option component of the Incentive Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options. Incentive stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant, while non-qualified stock options may be granted at any exercise price. The exercise price may be paid in cash, in shares of common stock (valued at fair market value at the date of exercise) or by a combination of such means of payment, as may be determined by the Board or Compensation Committee.

         Under the restricted component of the Incentive Plan, the Company may award shares of restricted stock upon payment of consideration as determined by the Board or Compensation Committee. Upon the award, a restriction period (not to exceed ten years) and/or performance goals may be set. Subject to the terms of each individual award, the recipient forfeits a restricted stock award upon termination of employment during the restriction period and any consideration paid by the participant is returned.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - EQUITY TRANSACTIONS AND AGREEMENTS (CONTINUED)

       STOCK INCENTIVE PLAN (CONTINUED)

         An award of a stock appreciation right allows a recipient to receive a cash payment or shares of common stock to the extent of any appreciation in the book value or the fair market value of the common stock of the Company over a specified period of time. Stock appreciation rights may also be awarded in tandem with stock options, and recipients of such tandem awards may elect to exercise the award as a stock option or as a stock appreciation right.

         Under the performance share component of the Incentive Plan, recipients are awarded a specified number of shares of common stock of the Company subject to the recipient or the Company attaining specified performance goals as the Board or Compensation Committee may determine. The Board or Compensation Committee, under certain circumstances, may waive or modify performance criteria on existing performance share awards.

         The Incentive Plan will be discontinued in the event of the dissolution or liquidation of the Company or in the event of a reorganization (such as a merger, consolidation, or sale of substantially all of the assets of the Company) in which the Company is not the surviving or acquiring company, or in which the Company is or becomes a wholly-owned subsidiary of another company after the effective date of the reorganization and no plan or agreement respecting the reorganization is established which specifically provides for the continuation of the Incentive Plan and the change, conversion, or exchange of the common stock relating to existing awards under the Incentive Plan for securities of another corporation. Upon the dissolution of the Incentive Plan, all awards will become fully vested and all outstanding options and stock appreciation rights will become immediately exercisable by the holder thereof.

         On September 1, 1998, the Company granted options to purchase up to 108,500 shares of common stock to directors and employees of the Company, exercisable as follows:

                     Options                              Exercise price
                     granted                                 per share
                     -------                              --------------
                     58,500                               $           10
                     50,000                                           11

         These options were issued at the completion of the Company's public stock offering.

         Of the 108,500 options issued, 15,000 were nonqualified stock options and 93,500 were incentive stock options. The exercise price of the options was the estimated fair market value of the Company's common stock as of the date granted. Options must be exercised within a ten-year period. Options to purchase shares of common stock are exercisable as follows:

                                                          Exercisable
                     On or after                            options
                  -----------------                       -----------

                  September 1, 2000                          10,000
                  September 1, 2001                          32,550
                  September 1, 2002                          65,950
                                                            -------

                                                            108,500
                                                            =======

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - EQUITY TRANSACTIONS AND AGREEMENTS (CONTINUED)

       STOCK INCENTIVE PLAN (CONTINUED)

         The Stock Incentive Plan is accounted for under APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost is recognized for the Plan. Had compensation cost for the Plan been determined consistent with the fair value method of SFAS No. 123, the Company's net income and income per share for the year ended December 31, 1998 would not have been materially effected.

NOTE P - REGULATORY MATTERS

   The Company received permission from the Office of Thrift Supervision, Department of Treasury, to change its status to a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended. The Company was registered with the Office of Thrift Supervision ("OTS") and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the Bank received permission from the Office of Thrift Supervision to convert the Bank's charter from a state-chartered stock institution to a federal stock savings bank. Management believes that the Bank's balance sheet is currently more reflective of a thrift than a commercial bank, and that the flexibility and opportunities with a thrift charter are more in line with the long range plans of the Bank than those that are available under its present charter. The Company effected both of the conversions on September 1, 1998. In connection with its charter conversion, the Bank changed its name from MegaBank of Arapahoe to MegaBank.

   The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 (core) capital and tangible capital to adjusted total assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - REGULATORY MATTERS (CONTINUED)

   The Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 (core) ratios as set forth in the table below as of December 31, 1998:

                                                                                               To be well
                                                                                             capitalized under
                                                                       For capital           prompt corrective
                                                   Actual            adequacy purposes       action provisions
                                               -------------         ---------------         ----------------
                                               Amount  Ratio         Amount    Ratio         Amount     Ratio
                                               ------  -----         ------    -----         ------     -----
                                                                   (Amounts in thousands)

         Total risk-based capital
           (to risk-weighted assets)          $30,315   15.38%       $15,766    >8.0%        $19,708   >10.0%
                                                                                -                      -
         Tier 1 risk-based capital
           (to risk-weighted assets)           28,410   14.42%         7,883    >4.0%         11,825   > 6.0%
                                                                                -                      -
         Core capital
           (to adjusted tangible assets)       28,410   12.53%         6,802    >3.0%         11,337   > 5.0%
                                                                                -                      -
         Tangible capital
           (to tangible assets)                28,410   12.53%         3,401    >1.5%            N/A      N/A
                                                                                -

   Cash dividends paid to the Company by the Bank amounted to $1,000,000 in 1997. The Bank paid no dividends in 1998. The payment of dividends to the Company by the Bank is subject to various regulatory limitations.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

   The following presents the condensed balance sheet as of December 31, 1998 and statements of income and cash flows for each of the two years in the period ended December 31, 1998 for MegaBank Financial Corporation:


                         MegaBank Financial Corporation
                                 BALANCE SHEET
                               December 31, 1998
                             (Amounts in thousands)


                       ASSETS

   Cash and interest bearing deposits                          $    6,927
   Investment securities available for sale                         1,746
   Investment in bank subsidiary                                   28,872
   Investment in trust subsidiary                                     371
   Property and equipment                                           1,233
   Trust preferred securities issuance cost, net                      728
   Other assets                                                       153
                                                               ----------

         Total assets                                          $   40,030
                                                               ==========

                 LIABILITIES AND
              SHAREHOLDERS' EQUITY

   Accrued interest and other liabilities                      $      268
   Company obligated manditorily redeemable
     preferred securities of subsidiary trust holding
     solely Junior Subordinated Debentures                         12,371
   Shareholders' equity                                            27,391
                                                               ----------

         Total liabilities and shareholders' equity            $   40,030
                                                               ==========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)


                         MegaBank Financial Corporation
                              STATEMENTS OF INCOME
                            Years ended December 31,
                             (Amounts in thousands)

                                                                  1998          1997
                                                               ----------    ----------

   Income
     Dividends from subsidiary                                 $       --    $    1,000
     Interest                                                         148            12
     Rental income from subsidiary                                    407           341
     Other rental income                                              121           137
     Gain on sale of investment securities                             34           341
     Miscellaneous income                                               6            --
                                                               ----------    ----------
         Total income                                                 716         1,831

   Expenses
     Interest                                                         981           179
     Occupancy and equipment expense                                  513           362
     Other                                                            853           463
                                                               ----------    ----------
         Total expenses                                             2,347         1,004
                                                               ----------    ----------

   Income (loss) before income taxes and equity
     in undistributed net income of subsidiaries                   (1,631)          827

   Income tax benefit                                                 605            64
                                                               ----------    ----------

   Income (loss) before undistributed net
    income of subsidiaries                                         (1,026)          891
   Equity in undistributed net income of  subsidiaries              4,831         1,943
                                                               ----------    ----------

   Net income                                                  $    3,805    $    2,834
                                                               ==========    ==========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)


                         MegaBank Financial Corporation
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                             (Amounts in thousands)

                                                                                 1998          1997
                                                                              ----------    ----------

   Cash flows from operating activities
     Net income                                                               $    3,805    $    2,834
     Adjustments to reconcile net income to net cash provided
        by operating activities
         Depreciation                                                                 19             3
         Amortization of preferred securities issuance costs                          23            --
         Equity in undistributed net income of subsidiaries                       (4,831)       (1,942)
         Gain on sale of investment securities available for sale                    (34)         (341)
         (Increase) decrease in other assets                                         (73)          (67)
         Increase (decrease) in accrued expenses and other liabilities               (62)          268
                                                                              ----------    ----------

         Net cash provided by (used in) operating activities                      (1,153)          755

   Cash flows from investing activities
     Purchase of securities available for sale                                    (2,145)         (466)
     Proceeds for sales of securities available for sale                             661           495
     Investment in property and equipment                                         (1,250)           --
     Capital investment in bank subsidiary                                       (11,000)           --
     Investment in trust subsidiary                                                 (371)           --
                                                                              ----------    ----------

         Net cash provided by (used in) investing activities                     (14,105)           29

   Cash flows from financing activities
     Preferred securities issuance costs                                            (495)         (255)
     Principal payments on note payable                                           (2,000)         (500)
     Proceeds from issuance of preferred securities                               12,371            --
     Proceeds from sale of stock                                                  12,013            --
                                                                              ----------    ----------

         Net cash provided by (used in) financing activities                      21,889          (755)
                                                                              ----------    ----------

   Net increase in cash                                                            6,631            29

   Cash at beginning of year                                                         296           267
                                                                              ----------    ----------

   Cash at end of year                                                        $    6,927    $      296
                                                                              ==========    ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              There are no such changes and disagreements during the applicable period.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and directors of the Company, their respective ages and positions as of March 1, 1999 are as follows:

NAME                          AGE     POSITIONS
----                          ---     ---------

Thomas R. Kowalski            59      Chairman of the Board and Chief Executive
                                      Officer of the Company and the Bank

Larry A. Olsen (1)            53      President, Chief Operating Officer and
                                      Director of the Company and the Bank

Raymond L. Anilionis          51      Vice President and Director of the Company
                                      and Director of the Bank

Susan A. Putland              51      Vice President, Finance and Secretary of
                                      the Company and Vice President, Financial
                                      Services of the Bank

Hiram J. Welton               48      Treasurer and Chief Accounting Officer of
                                      the Company and Vice President, Finance
                                      Officer of the Bank

Dr. Donald B. Brown (1)       70      Director of the Company and the Bank

William F. Sievers (1)        55      Director of the Company and the Bank

Roger L. Morgan               56      Director of the Company and the Bank

----------
(1)      Member of the Audit Committee.

         There are no family relationships among any of the directors and executive officers of the Company or the Bank with the exception that Thomas R. Kowalski is the father of Ryan Kowalski, a Director and Vice President of Real Estate of the Bank. All directors of the Company hold office until the next meeting of shareholders or until their successors are elected and qualified.

         Thomas R. Kowalski has been Chairman of the Board and Chief Executive Officer of the Company since he founded it in 1984, and has served in the same positions for the Bank since January 1983. Since 1980 he has been Chairman of the Board and Chief Executive Officer of the First State Bank of Hotchkiss, a Colorado bank. Mr. Kowalski is also Chief Executive Officer, and beneficial owner of approximately 97.0% of the outstanding stock, of Orchard Valley Financial Corporation, the bank holding company that owns First State Bank of Hotchkiss. From October 1972 through September 1992, Mr. Kowalski was President of Realtek Company, a general contractor and real estate development corporation he sold to Ryan Kowalski in 1992.

         Larry A. Olsen has been President, Chief Operating Officer and Director of the Company since 1997 and has served in the same positions of the Bank since 1994. From 1989 to 1994, Mr. Olsen was the Chief Operating Officer of Non-Legal Affairs for Codilis and Stawiarski, P.C., a law firm. From 1972 to 1988, Mr. Olsen was employed by Columbia Savings & Loan Association, having served from 1986 to 1988 as President and Chief Operating Officer.

         Raymond L. Anilionis has been a Vice President and Director of the Company since 1984 and a Director of the Bank since 1984. Since January 1994, Mr. Anilionis has been the President of Landmark Realty Advisors, a real estate consulting and appraisal company. From 1974 to December 1993, Mr. Anilionis was employed in the mortgage banking and real estate development and management industry by Mortgage Investment Company and Associated Investment Company in various positions, including Senior Vice President. He is also the owner of First Fidelity Service Corp., a real estate consulting firm.

         Susan A. Putland has been Vice President, Finance and Secretary of the Company since 1997 and Vice President, Financial Services of the Bank since 1996. Ms. Putland also serves as an independent director of FirstPlus Funding Corp., CITGO Funding Corporation, and CITGO Funding Corporation II, special purpose finance securitization entities. Ms. Putland was Vice President, Structured Finance for The Chotin Group Corporation and its affiliates, a privately-held securities issuer and investor, from 1989 to December 1995.

         Hiram J. Welton has been Treasurer and Chief Accounting Officer of the Company since 1997 and Vice President, Finance Officer for the Bank since 1997. Mr. Welton was Vice President of Red Rocks Federal Credit Union from 1996 to 1997. He was Vice President of Trepp Risk Management from 1994 to 1996. Prior to 1994, Mr. Welton was Manager of GRA, Thompson, White & Co. P.A., an accounting and consulting firm.

         Dr. Donald B. Brown has been a Director of the Company since 1997 and a Director of the Bank since 1989. Dr. Brown previously served as a Director of the Company from 1989 to 1994. Dr. Brown has practiced medicine as an endocrinologist since 1961.

         William F. Sievers has been a Director of both the Company and the Bank since 1997. Since 1994, Mr. Sievers has been employed with Lucent Technologies as Program Management Vice President in the Network Systems Division. Previously, he worked for AT&T for over 30 years in several capacities, including the senior management positions of Manufacturing Vice President and Regional Vice President.

         Roger L. Morgan has been a Director of the Company and the Bank since January, 1999. Prior to his retirement in 1998, for twelve years, Mr. Morgan was President, Chief Operating Officer and Director of HomeAmerican Mortgage Corporation, a nationwide residential mortgage lender affiliated with M.D.C. Holdings, Inc., and Richmond American Homes.

         Directors of the Company receive $500 for each regular board meeting attended. Officers and directors of the Company in their capacities as Directors of the Bank, receive $300 per Board meeting attended. In addition, directors are reimbursed for expenses incurred in attending board meetings.


ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and all other named executive officers who received cash compensation exceeding $100,000 for 1998, 1997 or 1996. No other executive officer of the Company received compensation from the Company exceeding $100,000 during 1998, 1997 and 1996.

SUMMARY COMPENSATION TABLE


                                                                     Awards                     Payouts
                                                                   ------------------------------------
                                                                                  Securities
                                                          Other                     Under-
                                                          Annual   Restricted       lying                     All Other
                                                          Compen-    Stock         Options/      LTIP          Compen-
Name                                   Salary    Bonus    sation    Award(s)         SARs       Payouts        sation
and Principal Position        Year       ($)      ($)       ($)        ($)            (#)         ($)            ($)
---------------------------- ------  ---------  --------  -------  ----------    ------------   -------      ----------
Thomas R. Kowalski,           1998     150,000   298,490     --         --            --           --            --
  Chairman of the Board       1997     150,000   275,000     --         --            --           --            --
     and CEO                  1996     150,000   238,101     --         --            --           --            --
Larry A. Olsen, President     1998     105,000    11,167     --         --            --           --            --
  and COO of the Company      1997      86,250     8,733     --         --            --           --            --
     and the Bank             1996      80,000     9,367     --         --            --           --            --
---------------------------- ------  ---------  --------  -------  ----------    ------------   -------      ----------

OPTION GRANTS IN LAST FISCAL YEAR AND VALUES AT YEAR END

         The following table set forth certain information regarding stock options granted to the above named executive officers during 1998.


                             Number of      Percent of
                            Securities     Total Options
                            Underlying      Granted to
                              Options      Employees in      Exercise     Expiration
Name                        Granted(#)    Fiscal Year(1)   Price ($/Sh)      Date
                            ----------    --------------   ------------   ----------
Thomas R. Kowalski            50,000          46.1%          $11.00       9/1/2008
Larry A. Olsen                 5,000           4.6%          $10.00       9/1/2008

---------

(1) Based on a total of 108,500 option shares granted to employees during 1998.

         None of the above named executive officers had any options that were in the money at December 31, 1998.

         Stock Incentive Plan. In August 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide continuing incentives to the Company's and its subsidiaries' key employees, which may include officers and members of the Board of Directors. The Incentive Plan authorizes 500,000 shares of common stock to be reserved for issuance thereunder. Under the Incentive Plan, the Company may grant to participants awards of stock options, restricted stock, stock appreciation rights, performance shares or any combination thereof. The Incentive Plan is to be administered by the Board of Directors or a Compensation Committee of the Board of Directors composed of at least two non-employee members. Subject to the terms of the Incentive Plan, the Board or Compensation Committee determines, among other matters, the persons to whom awards are granted and the terms of the awards.

         Under the stock option component of the Incentive Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options. Incentive stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant, while non-qualified stock options may be granted at any exercise price. The exercise price may be paid in cash, in shares of common stock (valued at fair market value at the date of exercise) or by a combination of such means of payment, as may be determined by the Board or Compensation Committee.

         Under the restricted stock component of the Incentive Plan, the Company may award shares of restricted stock upon payment of consideration as determined by the Board or Compensation Committee. Upon the award, a restriction period (not to exceed 10 years) and/or performance goals may be set. Subject to the terms of each individual award, a restricted stock award is forfeited upon termination of employment by the recipient during the restriction period and any consideration paid by the participant is returned. An award of a stock appreciation right allows a recipient to receive a cash payment or shares of common stock to the extent of any appreciation in the book value or the fair market value of the common stock of the Company over a specified period of time. Stock appreciation rights may also be awarded in tandem with stock options, and recipients of such tandem awards may elect to exercise the award as a stock option or as a stock appreciation right. Under the performance share component of the Incentive Plan, recipients are awarded a specified number of shares of common stock subject to the recipient or the Company attaining specified performance goals. The Board or Compensation Committee, under certain circumstances, may waive or modify performance criteria on existing performance share awards.

         The Incentive Plan will be discontinued in the event of the dissolution or liquidation of the Company or in the event of a reorganization in which the Company is not the surviving or acquiring company, or in which the Company is or becomes a wholly-owned subsidiary of another company after the effective date of the reorganization and no plan or agreement respecting the reorganization is established which specifically provides for the continuation of the Incentive Plan and the conversion, or exchange of the common stock relating to existing awards for securities of another company. Upon the dissolution of the Incentive Plan, all awards will become fully vested and all outstanding options and stock appreciation rights will become immediately exercisable by the holders.

         In the case of any reclassification, recapitalization, stock dividend, stock split or other similar event, the Board or Compensation Committee is empowered to make adjustments as to the number and kind of securities covered by each outstanding award and, where applicable to adjust the exercise price thereunder.

         Compliance with Section 16(a) of the Securities and Exchange Act of 1934. Based solely upon a review of Forms 3 and 4 and amendments thereto and Forms 5 furnished to the Company and with respect to 1998, the Company is unaware of any late filings other than a filing on Form 3 by Hiram J. and a filing on Form 3 by William F. Sievers. The Company is unaware of any other known failure to report in compliance with Section 16(a).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of Common Stock of the Company, as of March 1, 1999, by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and (ii) each director of the Company and certain executive officers and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, management believes that the shareholders listed below have sole investment and voting power with respect to their shares.

                                                        SHARES
                                                     BENEFICIALLY          PERCENTAGE
BENEFICIAL OWNER                                         OWNED              OF CLASS
----------------                                     ------------          ----------
Thomas R. Kowalski.                                  3,021,650(1)             39.7%
  8100 East Arapahoe Road
  Englewood, Colorado 80112

Raymond L. Anilionis                                   642,780(2)              8.4%
  9034 East Easter Place, Suite 202
  Englewood, Colorado 80112

Warren P. Cohen                                        712,500                 9.4%
  595 South Broadway, Suite 200
  Denver, Colorado 80209

Realtek Company Employees' Profit                      614,820(3)              8.1%
  Sharing Plan and Trust
  8100 East Arapahoe Road, Suite 214
  Englewood, Colorado  80112

Vernon J. Purdy                                        468,750                 6.2%
  1900 East Girard, Suite 509
  Englewood, Colorado  80110

                                                        SHARES
                                                     BENEFICIALLY          PERCENTAGE
BENEFICIAL OWNER                                         OWNED              OF CLASS
----------------                                     ------------          ----------
William D. Kenny                                       390,000                 5.1%
  38 Eagle Drive
  Littleton, Colorado  80123

Larry A. Olsen                                         151,590                 2.0%
  8100 East Arapahoe Road
  Englewood, Colorado  80112

Susan A. Putland                                           545                   *
  8100 East Arapahoe Road
  Englewood, Colorado  80112

Hiram J. Welton                                          1,000                   *
  8100 East Arapahoe Road
  Englewood, Colorado  80112

Dr. Donald B. Brown                                         --                  --
  4545 East Ninth Avenue
  Denver, Colorado 80220

William F. Sievers                                       2,000                   *
  26 West Dry Creek Circle, Suite 750
  Littleton, Colorado 80120

Roger L. Morgan                                             --                  --
  1615 Country Club Road
  Ft. Collins, Colorado 80524

All executive officers and
  directors as a group (eight persons)               3,819,565                50.2%

------------
          (1) O this amount, 1,394,690 shares are owned directly, and all other shares are owned indirectly through entities or persons controlled by Mr. Kowalski.
          (2)  Of this amount, 394,000 shares are owned directly, and all other shares are owned by entities controlled by Mr. Anilionis.
          (3)  Due to Mr. Kowalski's significant beneficial ownership of the named entity, these shares are included in the ownership of Thomas R. Kowalski in the table.
          *    Less than 1.0%


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Nagrom LLC, a Colorado limited liability company, owns the building and land in which the Company's principal office is located. The Bank leases office space in the building. The lease began in 1995 and is for a period of 10 years. The rent for 1998 was approximately $334,000, and will increase 3.5% per year. The Board of Directors of the Company believes that the rates are comparable to those that could be obtained from unaffiliated third parties. Nagrom LLC is beneficially owned by Kowalski Capital LLC, a Colorado limited liability company (71.0%), Raymond L. Anilionis (13.0%), an officer and director of the Company, and Warren P. Cohen (16.0%), a director of the Bank. Kowalski Capital LLC is owned 95.0% by the Thomas R. Kowalski Irrevocable Trust. The beneficiaries of the trust are Ryan Kowalski (the adult son of Thomas R. Kowalski) and Ryan Kowalski's minor daughter. The remaining 5.0% of Kowalski Capital LLC is owned by Respond Corp., of which Thomas R. Kowalski is the sole shareholder.

         1996 Newton LLC, a Colorado limited liability company, leases space to the Bank for its branch at 32nd Avenue and Newton, Denver. 1996 Newton LLC is owned by Kowalski Capital (50.0%), Raymond L. Anilionis (25.0%) and the Warren
P. Cohen Beneficial Trust (25.0%). The lease commenced in May 1996 and runs for a period of 10 years. Rent is approximately $31,000 per annum, and incrementally increases to $36,000 per year for the last five years of the lease. The Board of Directors of the Company believes that the rates are comparable to those that could be obtained from unaffiliated third parties.

         Osage 3734, LLC, a Colorado limited liability company, leases space to the Bank for its new centralized processing center at 3734 Osage Street, Denver. Osage 3734, LLC is owned equally by KLA/4 Family Limited Partnership RLLLP, an entity controlled by Raymond L. Anilionis, Ryan Kowalski, Vice President and Director of the Bank and son of Thomas R. Kowalski, and Respond Corporation, an entity owned by Thomas R. Kowalski. The building is currently undergoing renovations to suit the needs of the Bank. Rent is approximately $48,000 per annum and the Bank expects to occupy the building in 1999 under the terms of a ten-year triple net lease. The

Board of Directors of the Company believes that the leasing terms are comparable to those that could be obtained from unaffiliated third parties.

         In July 1995, Thomas R. Kowalski, Raymond L. Anilionis and Warren P. Cohen (the "Guarantors"), all of whom are officers and/or directors of the Company and/or the Bank and significant shareholders of the Company, entered into an agreement with the Company in connection with their personal guarantee of a $3.0 million loan to the Bank from First Interstate Bank of Denver. In return for the guarantee, the Company agreed to indemnify the Guarantors for all liabilities, costs or expenses relating to the guarantee and to provide additional compensation to the Guarantors. The additional compensation consisted of an aggregate fee, allocated among the three Guarantors, equal to 1.5% of the outstanding balance of the loan on each anniversary date plus a performance bonus based on earnings of the Bank as specified in the agreement. The loan was repaid in February 1998. The fees paid to the Guarantors from 1995 through 1998 in the aggregate were as follows: Mr. Kowalski - $507,965; Mr. Anilionis - $121,191; and Mr. Cohen - $121,191.

         In March 1997, the Bank entered into a Consulting Agreement with First Fidelity Service Corp. ("First Fidelity"), a consulting firm, which is wholly-owned by Raymond L. Anilionis. The agreement provides that First Fidelity will render services regarding bank site acquisitions, real estate acquisitions, management of construction projects, evaluation and assistance with negotiations of complex loans and work out transactions and any other services reasonably requested by the Bank. The term of the agreement is for one year, but automatically renews each year unless terminated by either party upon 30 days notice. Pursuant to the terms of the consulting agreement, First Fidelity is paid $5,000 per month for its services.

         The Bank has entered into certain loan participations with First State Bank of Hotchkiss, an entity controlled by Thomas R. Kowalski. Approximate loan principal balances outstanding under these participations are summarized as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1998               1997
                                                       ----               ----
                                                            (IN THOUSANDS)
              Participations sold                     $9,703             $8,227
              Participations purchased                 1,346              3,459

         The Bank has also sold loan participations to shareholders, officers and directors of the Company on the same terms as sold to third parties. At December 31, 1998 and 1997, the participations sold to related parties were approximately $4.0 million and $2.4, respectively.

         The officers, directors and principal shareholders of the Company and members of their immediate families and businesses in which they hold controlling interests are customers of the Bank. Credit transactions with these parties are subject to review by the Bank's board of directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1998, the aggregate balance of loans and advances under existing lines of credit to these parties was approximately $1.3 million or 0.69% of the Bank's total loans.

         Stock Purchase Agreement. In December 1990, the Company, Thomas R. Kowalski, Ryan R. Kowalski Trust, Realtek Company Profit Sharing Plan and Trust, Thomas Investments and Orchard Valley Financial Corporation (the "Shareholders") entered into a Stock Purchase Agreement in order to provide for the orderly continuation of the affairs of the Company. The agreement, as amended, provides that upon the death of Thomas R. Kowalski, the Shareholders will have the option to require the Company to purchase their shares of Company Common Stock to the extent the Company receives proceeds from a life insurance policy on the life of Thomas R. Kowalski. As of December 31, 1998, the Shareholders held an aggregate of 2,709,650 shares of Common Stock. The agreement specifies that the purchase price for the stock shall be the greater of 80% of the average closing price of the Common Stock of the Company on any national securities exchange or recognized quotation system for five trading days preceding the death of Thomas R. Kowalski or the appraised value as determined by an appraiser selected mutually by the Company and the surviving Shareholders.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits

               3.1 Amended and Restated Articles of Incorporation of MegaBank Financial Corporation(2).

               3.2  Bylaws of MegaBank Financial Corporation(2).

               4.1 Form of Subordinated Indenture dated February 9, 1998 entered into between the Issuer and Wilmington Trust Company, as Indenture Trustee (2).

               4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1)(2).

               4.7  Preferred Securities Guarantee Agreement (2).

               4.8 Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.5)(2).

               4.9  Specimen Common Stock Certificate of Issuer(1).

               10.1 Federal Funds Transactions Purchase Agreement dated
                    November 8, 1993 between MegaBank of Arapahoe and Bankers' Bank of the West and renewal letter dated October 20, 1997 from Bankers' Bank of the West(2).

               10.2 Lease dated December 29, 1994 between Nagrom, L.L.C. and
                    MegaBank Financial Corporation (2).

               10.3 Advance, Pledge and Security Agreement dated October 26,
                    1995 between Federal Home Loan Bank of Topeka and MegaBank of Arapahoe(2).

               10.4 Federal Funds line of credit agreement signed September 24,
                    1997 between Norwest Bank Colorado, N.A. and MegaBank of Arapahoe(2).

               10.5 Consulting Agreement - First Fidelity Corp.(2).

               10.6 Branching Rights Purchase Agreement - First State Bank of
                    Hotchkiss(2).

               10.7 Amended and Restated Stock Purchase Agreement by and among
                    MegaBank Financial Corporation, Thomas R. Kowalski, the Ryan R. Kowalski Trust, the Realtek Company Profit Sharing Plan and Trust, Thomas Investments Partnership and Orchard Valley Financial Corporation dated as of December 4, 1997 and as further amended on September 1, 1998(1).

               10.8 Indemnification Agreement dated July 20, 1995 between
                    MegaBank Financial Corporation and Raymond L. Anilionis, Warren P. Cohen and Thomas R. Kowalski (the
                    "Guarantors")(2).

               10.9 Issuer's 1998 Long-Term Incentive Plan(1).

               11.1 Statement re Computation of per share earnings - see
                    Consolidated Financial Statements.

               21.  Subsidiaries of the Issuer (2).

               27.  Financial Data Schedule.

               99.1 Risk factors incorporated by reference from Registration
                    Statement on Form SB-2 (Registration number 333-63369) dated November 16, 1998.

               (1) Incorporated by reference herein to the filing under the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration number 333-63369) dated November 16, 1998.

               (2) Incorporated by reference herein to the filing under the same exhibit number to the Issuer's Registration Statement on Form SB-2 (Registration No. 333-42189 and 333-42191) dated December 12, 1997 and as amended on January 22, 1998 and January 29, 1998.

          b.   Reports on Form 8-K.

               None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEGABANK FINANCIAL CORPORATION


                                    By:  /s/ Thomas R. Kowalski
                                         --------------------------------------
                                         Thomas R. Kowalski
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

                                    By:  /s/ Hiram J. Welton
                                         --------------------------------------
                                         Hiram J. Welton
                                         Treasurer and Chief Accounting Officer
                                         (Principal Accounting Officer)


Dated:   March 18, 1999

         Each person whose signature appears below constitutes and appoints Thomas R. Kowalski and Larry A. Olsen his trust and lawful attorneys-in-fact and agents, each acting alone, with full power of stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Thomas R. Kowalski
---------------------------
Thomas R. Kowalski
Chairman of the Board

/s/ Raymond L. Anilionis
---------------------------
Raymond L. Anilionis
Director

/s/ Larry A. Olsen
---------------------------
Larry A. Olsen
Director

/s/ Dr. Donald B. Brown
---------------------------
Dr. Donald B. Brown
Director

/s/ William F. Sievers
---------------------------
William F. Sievers
Director

/s/ Roger L. Morgan
---------------------------
Roger L. Morgan
Director

                                 EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
  3.1              Amended and Restated Articles of Incorporation of MegaBank
                   Financial Corporation(2).

  3.2              Bylaws of MegaBank Financial Corporation(2).

  4.1 Form of Subordinated Indenture dated February 9, 1998 entered into between the Issuer and Wilmington Trust
                   Company, as Indenture Trustee (2).

  4.2 Form of Junior Subordinated Debenture (included as an exhibit to Exhibit 4.1)(2).

  4.7              Preferred Securities Guarantee Agreement (2).

  4.8 Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.5)(2).

  4.9              Specimen Common Stock Certificate of Issuer(1).

  10.1             Federal Funds Transactions Purchase Agreement dated
                   November 8, 1993 between MegaBank of Arapahoe and Bankers'
                   Bank of the West and renewal letter dated October 20, 1997 from Bankers' Bank of the West(2).

  10.2             Lease dated December 29, 1994 between Nagrom, L.L.C. and
                   MegaBank Financial Corporation (2).

  10.3             Advance, Pledge and Security Agreement dated October 26,
                   1995 between Federal Home Loan Bank of Topeka and MegaBank of Arapahoe(2).

  10.4 Federal Funds line of credit agreement signed September 24, 1997 between Norwest Bank Colorado, N.A. and MegaBank of
                   Arapahoe(2).

  10.5             Consulting Agreement - First Fidelity Corp.(2).

  10.6             Branching Rights Purchase Agreement - First State Bank of
                   Hotchkiss(2).

  10.7             Amended and Restated Stock Purchase Agreement by and among
                   MegaBank Financial Corporation, Thomas R. Kowalski, the
                   Ryan R. Kowalski Trust, the Realtek Company Profit Sharing
                   Plan and Trust, Thomas Investments Partnership and Orchard
                   Valley Financial Corporation dated as of December 4, 1997 and as further amended on September 1, 1998(1).

  10.8             Indemnification Agreement dated July 20, 1995 between
                   MegaBank Financial Corporation and Raymond L. Anilionis,
                   Warren P. Cohen and Thomas R. Kowalski (the
                   "Guarantors")(2).

  10.9             Issuer's 1998 Long-Term Incentive Plan(1).

  11.1             Statement re Computation of per share earnings - see
                   Consolidated Financial Statements.

  21.              Subsidiaries of the Issuer (2).

  27.              Financial Data Schedule.

  99.1             Risk factors incorporated by reference from Registration
                   Statement on Form SB-2 (Registration number 333-63369) dated November 16, 1998.

  (1) Incorporated by reference herein to the filing under the same exhibit number to the Company's Registration Statement on Form SB-2 (Registration number 333-63369) dated November
                   16, 1998.

  (2) Incorporated by reference herein to the filing under the same exhibit number to the Issuer's Registration Statement on Form SB-2 (Registration No. 333-42189 and 333-42191)
                   dated December 12, 1997 and as amended on January 22, 1998 and January 29, 1998.