Form 10QSB
period 1999-03-31
MEGABANK FINANCIAL CORP
filed 1999-04-16
CIK 761111

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1999.

                               or

   [  ]  Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
          For the transition period from _____ to _____

                Commission file number 001-13819

                 MegaBank Financial Corporation
(Exact name of small business issuer as specified in its charter)

       Colorado                          84-0949755
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification Number)

   8100 E. Arapahoe Road, Suite 214, Englewood, Colorado 80112
    (Address of principal executive offices)       (Zip code)


                         (303) 740-2265
                   (Issuer's telephone number)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ]No


At April 15, 1999, there were 7,769,709 shares of the issuer's common stock, no par value, outstanding.

Transitional Small Business Disclosure Format
     [  ] Yes  [X] No

                 MEGABANK FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                   PAGE NO.

          Item 1.   Financial Statements              3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations         8

PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities and
                    Use of Proceeds                  14

          Item 6.   Exhibits and Reports on Form 8-K 14

          SIGNATURES                                 15

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                                          March 31,   December 31,
                                            1999         1998
                                            ----         ----
                                               (unaudited)
     ASSETS
Cash and due from banks                   $ 11,048    $ 10,326
Interest-bearing deposits                       97         128
Federal funds sold                           1,175       5,625
                                            ------      ------
Cash and cash equivalents                   12,320      16,079

Investment securities available for sale    15,776      15,677

Loans                                      205,940     189,602
   Less allowance for loan losses           (2,747)     (2,610)
                                           -------     -------
                                           203,193     186,992

Federal Home Loan Bank stock, at cost          491         482
Bank premises, leasehold improvements and
   equipment, net                            9,462       8,846
Accrued interest receivable                  1,335       1,104
Deferred tax asset                             721         718
Preferred securities issuance costs, net       721         729
Other                                          311         192
                                           -------     -------
Total assets                              $244,330    $230,819
					  ========    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand, non-interest bearing              $ 52,239    $ 54,093
Demand, interest bearing                    74,576      72,444
Savings                                      7,259       6,271
Time                                        66,337      57,071
                                           -------     -------
Total deposits                             200,411     189,879

Federal Home Loan Bank borrowings            1,000           -
Securities sold under agreement to
   repurchase                                  421         443
Income taxes payable                           654          71
Accrued interest payable                       564         434
Other                                          573         601
                                           -------     -------
Total liabilities                          203,623     191,428

Company obligated manditorily redeemable
  preferred securities of subsidiary trust
  holding solely Junior Subordinated
  Debentures                                12,000      12,000

Shareholders' equity
 Preferred stock; no par value, 10,000,000
  shares authorized, none issued                 -           -
 Common stock; no par value, 50,000,000
  shares authorized, 7,607,340
  shares issues and outstanding             13,974      13,974
Retained earnings                           14,591      13,383
Accumulated other comprehensive income         142          34
                                           -------     -------
Total shareholders' equity                  28,707      27,391
Total liabilities and shareholders'
  equity                                  $244,330    $230,819
                                          ========    ========

The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     Three months ended March 31, 1999 and 1998 (Unaudited)
          (Dollars in thousands, except per share data)

                                     Three months ended March 31,
                                          1999         1998
                                          ----         ----
                                             (Unaudited)
Interest income
   Loans, including fees                 $5,540       $3,902
   Taxable investment securities             86           72
   Nontaxable investment securities         176          187
   Funds sold                                 7          106
   Other interest                            43           35
                                          -----        -----
        Total interest income             5,852        4,302

Interest expense
   Deposits                               1,542        1,265
   Borrowed funds                            62           73
   Trust preferred securities               288          149
   Notes payable                              -           19
                                          -----        -----
        Total interest expense            1,892        1,506
                                          -----        -----
        Net interest income               3,960        2,796
   Provision for loan losses                150           90
                                          -----        -----
        Net interest income after
         provision for loan losses        3,810        2,706

Other income
   Service charges on deposit accounts       42           28
   Gain on sale of investment securities      -           25
   Other income                             243          168
					  -----        -----
        Total other income                  285          221

Other expenses
   Salaries and employee benefits         1,282          896
   Occupancy expenses of premises           328          185
   Furniture and equipment expense          125          115
   Other expenses                           513          699
                                          -----        -----
        Total other expenses              2,248        1,895
                                          -----        -----
        Income before income taxes        1,847        1,032
Income tax expense                          639          349
                                          -----        -----
   Net income                            $1,208       $  683

Other comprehensive income, net of tax
  Unrealized gains (losses) on invest-
   ment securities available for sale       108           (3)
                                          -----        -----
  Other comprehensive income (loss)         108           (3)
                                          -----        -----
   Comprehensive income                  $1,316       $  680
                                          =====        =====
Income per share
   Basic earnings per share              $  .16       $  .11
                                          =====        =====
   Common shares outstanding          7,607,340    6,407,340
                                      =========    =========

The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three months ended March 31, 1999 and 1998 (unaudited)
                      (Dollars in thousands)

                                           Three months ended March 31,
                                                   1999     1998
                                                   ----     ----
                                                  (Unaudited)
Cash flows from operating activities
 Net income                                      $1,208    $  683
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for loan losses                        150        90
   Depreciation and amortization                    140       110
   Gain on sale of investment securities
    available for sale                              -         (25)
   Deferred income taxes                             (3)       (1)
 Changes in deferrals and accruals
   Interest receivable                             (231)      (95)
   Interest payable                                 130       162
   Income taxes payable                             583       158
   Other, net                                      (119)      (63)
                                                 ------    ------
     Net cash provided by operating activities    1,858     1,019

Cash flows from investing activities
 Net (increase) decrease in federal funds sold    4,450   (24,370)
 Net decrease in interest-bearing deposits           31        97
 Purchase of securities available for sale            -      (150)
 Proceeds from maturities of investment
  securities available for sale                       -         -
 Proceeds from sales of securities available
  for sale                                            -       175
 Net increase in loans                          (16,351)   (3,535)
 Expenditures for bank premises and equipment      (748)     (117)
                                                 ------    ------
     Net cash used in investing activities      (12,618)  (27,900)


Cash flows from financing activities
 Net increase in deposits                        10,532    21,041
 Net increase (decrease) in advances from
  Federal Home Loan Bank                          1,000    (1,423)
 Net increase (decrease) in repurchase
  agreements                                        (22)    1,025
 Proceeds from trust preferred securities             -    12,000
 Debt issuance costs                                  -      (496)
 Principal payments on notes payable                  -    (2,000)
 Other                                              (28)     (167)
                                                 ------    ------
     Net cash provided by financing activities   11,482    29,980
                                                 ------    ------
Net increase in cash and due from banks             722     3,099
Cash and due from banks at beginning of period   10,326     9,910
                                                 ------    ------
Cash and due from banks at end of period        $11,048   $13,009
                                                 ======    ======
Supplemental disclosures of cash flow
information
 Cash paid year to date for:
   Interest expense                             $ 1,762   $ 1,324
Income taxes                                         17       179

 The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three month period ended March 31, 1999 and 1998
                           (Unaudited)


1.   Unaudited Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Form 10-KSB for the year ended December 31, 1998.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the results of operations and cash flows for the quarters ended March 31, 1999 and 1998.

     The  consolidated financial statements include the  accounts
of   the   Company's  respective  subsidiaries.    All   material
intercompany transactions have been eliminated.


2.   Nature of Operations

     MegaBank Financial Corporation (the "Company") was founded in 1984 with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank (the "Bank"), was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened seven additional banking locations throughout the Denver area for a total of eight locations, with two more branches are in the planning and construction phases. The eighth branch is scheduled to open the 2nd quarter of 1999.


3.   Trust Preferred Securities

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
Condition and Results of Operations

Overview

     It  is  presumed  that  readers of these  interim  financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, included in the Company's Form 10-KSB, SEC File No. 1-13819. The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the unaudited consolidated financial statements of the Company included elsewhere herein.

       Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Readers are encouraged to read the SEC reports of the Company, particularly its Form 10-KSB for the Year Ended December 31, 1998, for meaningful cautionary language disclosing why actual results may vary materially from those anticipated by management.

Results of Operations

     In the quarter ended March 31, 1999, the Company generated interest income of $5.9 million compared to $4.3 million for the same period last year. The increase was due to higher balances of interest earning assets. Interest expense for the same period was $1.9 million compared to $1.5 million. Additional interest bearing deposits contributed to the increase in interest expense, as well as the additional interest expense of the Trust Preferred Securities offering discussed elsewhere herein. Other income generated in the first quarter of 1999 increased slightly to approximately $285,000 as compared to $221,000 for the first quarter of 1998. This increase is attributable to an increase in service and bank charges. Other expenses in the first quarter of 1999 were $2.2 million as compared to $1.9 million for the same period last year. An increase in other expenses is primarily due to additional employee and occupancy expenses required by branch expansion and internal growth.

     In the quarter ended March 31, 1999, the Company generated net income after provisions for income tax of $1.2 million compared to approximately $683,000 for the same period last year. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $244.3
million   and  $189.4  million  at  March  31,  1999  and   1998,
respectively.

     With a portion of the net proceeds obtained in the public offering of Trust Preferred Securities, the Company infused the Bank with $6 million in capital of which $2 million was targeted for additional branch expansion. In November 1998, the Company completed an initial public offering of 1.2 million shares of common stock, with resulting net proceeds of approximately $12.0 million. Approximately $5.0 million of these proceeds were also infused into the Bank. This additional capital has allowed the Bank to increase its legal lending limits. The increased lending limit is designed to further the Bank's internal growth objectives. This growth is evidenced by the amount of loans generated and the growth in assets during the first quarter of 1999.

     Net increases in loans were $16.3 million and $3.5 million during the quarters ended March 31, 1999 and 1998, respectively. It is important to note that this was a net increase. Actual origination of new loans was approximately $109.6 million during the first quarter of 1999 as compared to $60.6 million during the same period in 1998.

     Net increases in deposits were $10.5 million for the first quarter of 1999 compared to a net increase of $21.0 million for the same time period in 1998. Although the net increase is lower than the previous year, total deposits were approximately $200.4 million at March 31, 1999 compared to $162.9 million at March 31, 1998.

     Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries. Management added an additional $150,000 in loan loss reserves for the first quarter of 1999.

     The following table sets forth information regarding changes in the allowance for loan losses of the Company for the period indicated.

                              Three Months Ended March 31, 1999
                                   (Dollars in thousands)
Average total loans                       $198,536
                                          ========
Total loans at end of period              $205,940
                                          ========
Allowance at beginning of period          $  2,610

Charge-offs:
     Construction                                -
     Commercial and industrial                 (13)
     Installment                                 -
     Mortgage                                    -
     Other                                       -
                                          --------
          Total charge-offs                    (13)
Recoveries:
     Construction                                -
     Commercial and industrial                   -
     Installment                                 -
     Mortgage                                    -
     Other                                       -
                                          --------
          Total recoveries                       -
                                          --------
Net (charge-offs) recoveries                   (13)
Provisions for loan losses                     150

Allowance at end of period               $   2,747
                                          ========
Ratio of net (charge-offs) recoveries
     to average loans                         0.01%
Allowance to total loans at end of period     1.33%
Allowance to nonperforming loans             79.62%

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

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of March 31, 1999.

     The following table sets forth information concerning the nonperforming assets of the Company at the dates indicated:

                                        March 31,     December 31,
                                          1999            1998
                                          ----            ----
Nonaccrual loans                         $3,450          $3,388
Other loans 90 days past due                  -               -
Other real estate                             -               -
                                         ------          ------
Total nonperforming loans                $3,450          $3,388
                                         ======          ======
Ratio of nonaccrual and other loans
  90 days past due to total loans          1.70%           1.81%
Ratio of nonperforming assets to
  total loans plus other real estate       1.70            1.81
Ratio of nonperforming assets to
  total assets                             1.41            1.47

     Of the amount of nonaccrual loans as of March 31, 1999, approximately $1.4 million is the Bank's portion of five related loans totaling approximately $4.0 million, which are subject to a Chapter 11 bankruptcy proceeding. The loans were originated by the Bank and were made at various times during 1994, 1995, and 1997 in connection with a real estate development on which the developer had constructed a residential building assembly plant. The loans are secured by real estate, certificates of deposit, and two personal guarantees from the owners of the developer, as well as a guarantee by a related limited partnership.

     In addition to the above, the Bank has a loan position of approximately $2.0 million of two loans totaling $2.8 million that was placed on nonaccrual status just prior to December 31, 1998. During the quarter ended March 31, 1999, one loan to the same borrower in the amount of $178,000 was paid off. The loans were originated as acquisition and development loans and are secured by real estate, and a personal residence. Legal proceedings have been suspended temporarily. The borrower has contracts on various parcels of land and the Bank is continuing to work with the borrower to pay off the remaining loan.

     Management believes that the Company is adequately protected on these loans. Management is not aware of any adverse trend relating to the Company's loan portfolio.

     As of March 31, 1999, there was no significant balance of loans excluded from nonperforming loans set forth above. Nor was there known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.


Liquidity and Capital Resources

     The Company has two basic sources of liquidity. The first source is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Deposits increased to $200.4 million at March 31, 1999 compared to $162.9 million at March 31, 1998.

     The second source of the Company's liquidity is Federal Home Loan Bank ("FHLB") advances and Company lines of credit. FHLB advances are used regularly in the cash management function both to fund a portion of the lending portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At March 31, 1999, the Company had available $20.0 million of unused borrowing capacity from the
FHLB and $15.5 million from its other lenders. The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds provided primarily to make loans and to purchase investment securities.

     The Office of Thrift Supervision capital regulations require savings  associations  to meet three capital  standards:  a  1.5%
tangible capital standard, a 4% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.

                                         At March 31, 1999
                                                    Minimum
Ratio                                    Actual     Required
Tangible capital                        12.39%      1.50%
Core (Tier 1) capital                   12.39%      4.00%
Risk-Based capital                      14.76%      8.00%

Year 2000 Considerations

     As the year 2000 approaches, a significant business issue has emerged regarding existing application software programs and operating systems and their ability to accommodate the date value for the year 2000. Many existing software application products, including products used by the Bank, its suppliers and customers, were designed to accommodate only a two-digit date value which represents the year. For example, information relating to the year 1996 is stored in the system as "96." As a result, the year 1999 (i.e., "99") could be the maximum date value that these systems will be able to process accurately. In response to concerns about this issue, regulatory agencies have begun to monitor financial institutions and their holding companies' readiness for the year 2000 as part of the regular examination process.

     The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" was completed in the first quarter of 1999 and modifications and changes necessary have been completed and tested. Compliance for all systems is expected by management to be completed by the third quarter of 1999. Management currently estimates that such total compliance will not exceed $150,000. Costs incurred through March 31, 1999 were approximately $26,400. Compliance audits performed to date have been positive and no specific items of improvement were noted. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors on a monthly basis until the plan is completed.

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

Other Events

     The Company formed a wholly owned real estate development subsidiary, Empire/MB Land Company on February 24, 1999. This subsidiary intends to purchase real estate for development and sale to homebuilders. Management believes that this activity should supplement the Company's revenues since many smaller homebuilders do not have the resources to develop sites for home building. Management believes that the subsidiary can generate revenues through the sale of individual or bulk lots to these homebuilders. Also, management believes that the Bank can provide construction lending in connection with the sales of lots to homebuilders, thereby providing additional loans to the Bank. The subsidiary is not yet active.

      The Company also formed a wholly owned subsidiary, MB Title Company, on February 24, 1999. The subsidiary was formed with the intention of engaging in the real estate title business, which management believes will complement its banking services and proposed real estate investment and development activities.

Subsequent Events

     On April 5, 1999, the Company merged Empire Title and Escrow Corporation and MB Title Company, a newly formed, wholly owned subsidiaries of the Company. The consideration paid to the stockholders of Empire Title and Escrow Corporation consisted of the Company's common stock and cash. MB Title Company then
changed   its   name  to  Empire  Title  and  Escrow  Corporation
("Empire").

     Empire provides a full range of title insurance products and services to the real estate community including homebuilders and real estate firms. The current officers and management team of Empire will continue to direct Empire's operations. Management expects that this merger will provide Empire the resources necessary to accelerate its expansion plans while continuing to provide services to the Colorado real estate community. This merger also allows the Company to offer a broader array of financial products and services to its customers.

      Empire will operate as a subsidiary of the Company and accordingly, the accounts of the subsidiary will be included in the consolidated financial statements of the Company.

                   PART II.  OTHER INFORMATION



Item 2.    Changes in Securities and Use of Proceeds

      On April 5, 1999, the Company merged Empire Title and Escrow Corporation and MB Title Company, a newly formed, wholly owned subsidiary of the Company. MB Title Company then changed its name to Empire Title and Escrow Corporation ("Empire"). The consideration paid to the seven stockholders of Empire consisted of the Company's common stock and cash. On April 5, 1999, 162,369 new shares of common stock were issued as a portion of this compensation. The Company used exemptions from registration in Section 4(2) of the Securities Act of 1933, as well as Regulation D adopted thereunder based upon the limited number of offerees and the sophistication and worth of the purchasers.

Item 6.   Exhibits and Reports on Form 8-K
      a.  Exhibits.
          Exhibit 27 - Financial Data Schedule (filed electronically only).

      b.  Reports on Form 8-K.
          Subsequent to the three months ended March 31, 1999, the Registrant filed a current report on Form 8-K dated April 5, 1999, under "Item 5. Other Events." describing the merger of Empire Title and Escrow Corporation and MB Title Company, a newly formed, wholly-owned subsidiary of the Company.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
                               -----------------------------
Date:  April 16, 1999          Hiram J. Welton
                               Treasurer, Duly authorized officer
                                 and Chief Accounting Officer