Form 10QSB
period 1999-06-30
MEGABANK FINANCIAL CORP
filed 1999-07-23
CIK 761111

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1999.

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


At July 21, 1999, there were 7,769,709 shares of the issuer's common stock, no par value, outstanding.

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

           MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                                          June 30,  December 31,
                                            1999       1998
                                        (unaudited)
          ASSETS
Cash and due from banks                   $ 13,414   $ 10,326
Interest-bearing deposits                      105        128
Federal funds sold                           3,100      5,625
                                           -------    -------
     Cash and cash equivalents              16,619     16,079

Investment securities available for sale    21,293     15,677

Loans                                      228,728    189,602
Less allowance for loan losses              (3,137)    (2,610)
                                           -------    -------
                                           225,591    186,992
Federal Home Loan Bank stock, at cost          742        482
Bank premises, leasehold improvements and
  equipment, net                             9,759      8,846
Accrued interest receivable                  1,401      1,104
Deferred tax asset                             868        718
Preferred securities issuance costs, net       715        729
Goodwill                                     2,641          -
Other                                        1,296        192
                                           -------    -------
          Total assets                    $280,925   $230,819
                                           =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand, non-interest bearing              $ 62,363   $ 54,093
Demand, interest bearing                    69,478     72,444
Savings                                      7,255      6,271
Time                                        93,779     57,071
                                           -------    -------
          Total deposits                   232,875    189,879

Federal Home Loan Bank borrowings            1,000          -
Securities sold under agreement to             561        443
  repurchase
Income taxes payable                           348         71
Accrued interest payable                       749        434
Other                                        1,545        601
                                           -------    -------
          Total liabilities                237,078    191,428

Company obligated manditorily redeemable
  preferred securities of subsidiary trust
  holding solely Junior Subordinated
  Debentures                                12,000     12,000
Minority interest in subsidiary                133          -

Shareholders' equity
  Preferred stock; no par value, 10,000,000
   shares authorized, none issued                -          -
  Common stock; no par value, 50,000,000
   shares authorized, 7,769,709
   and 7,607,340 shares issued and
   outstanding in 1999 and 1998             15,473     13,974
  Retained earnings                         16,135     13,383
  Accumulated other comprehensive income       106         34
                                           -------    -------
          Total shareholders' equity        31,714     27,391
          Total liabilities and
            shareholders'equity           $280,925   $230,819
                                           =======    =======

The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          (Dollars in thousands, except per share data)

                                     Three months ended   Six months ended
                                          June 30,            June 30,
                                        1999     1998       1999     1998
                                                  (Unaudited)
Interest income
Loans, including fees                 $6,812    $4,380    $12,352   $8,282
Taxable investment                       164        70        250      142
Nontaxable investment securities         165       187        383      374
Funds sold                                10       201         17      307
Other interest                             8        53          9       88
                                       -----     -----     ------    -----
     Total interest income             7,159     4,891     13,011    9,193

Interest expense
Deposits                               1,762     1,400      3,304    2,665
Borrowed funds                            82        11        144       84
Trust preferred securities               237       269        525      418
Notes payable                              -         -          -       19
                                       -----     -----      -----    -----
     Total interest expense            2,081     1,680      3,973    3,186
                                       -----     -----      -----    -----
     Net interest income               5,078     3,211      9,038    6,007
Provision for loan losses                440       130        590      220
     Net interest income after
      provision for loan losses        4,638     3,081      8,448    5,787

Other income
Title fees                             1,021         -      1,021        -
Service charges on deposit accounts      330       221        488      249
Gain on sale of investment securities      -         -          -       25
Other income                              78        20        205      188
                                       -----     -----      -----    -----
     Total other income                1,429       241      1,714      462

Other expenses

Salaries and employee benefits         2,012     1,008      3,294    1,904
Occupancy expenses of premises           270       202        598      387
Furniture and equipment expense          222       114        347      229
Other expenses                         1,220       481      1,733    1,180
                                       -----     -----      -----    -----
     Total other expenses              3,724     1,805      5,972    3,700
                                       -----     -----      -----    -----
     Income before income taxes        2,343     1,517      4,190    2,549
Income tax expense                       799       485      1,438      834
                                       -----     -----      -----    -----
Net income                            $1,544    $1,032     $2,752   $1,715


Other comprehensive income, net of tax
  Unrealized gains (losses)on investment
   securities available for sale         (36)       24         72       21
                                       -----     -----      -----    -----
Comprehensive income                  $1,508    $1,056     $2,824   $1,736
                                       =====     =====      =====    =====
Income per share
      Basic earnings per share        $  .20    $  .16     $  .36   $  .27
Weighted average common
  shares outstanding               7,760,788 6,407,340  7,684.488 6,470,340

   The accompanying notes are an integral part of these statements.

        MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)

                                                   Six months ended
                                                       June 30,
                                                     1999      1998
                                                      (Unaudited)
Cash flows from operating activities
 Net income                                       $  2,752  $  1,715
 Adjustments to reconcile net income to net
 cash provided by operating activities
  Provision for loan losses                            590       220
  Depreciation and amortization                        400       233
  Amortization of preferred securities issuance
    costs                                               14        10
  Gain on sale of investment securities
    available for sale                                   -       (25)
  Net discount accretion on investment
    activities                                           -       (12)
  Federal Home Loan Bank stock dividend                 (9)      (14)
  Amortization of goodwill                              27         -
  Deferred income taxes                               (192)      (65)
 Changes in deferrals and accruals
  Interest receivable                                 (297)     (145)
  Interest payable                                     315       220
  Income taxes payable                                 277        56
  Minority interest                                     (1)        -
  Other, net                                           721      (270)
                                                    ------    ------
      Net cash provided by operating activities      4,597     1,923

Cash flows from investing activities
 Purchase of securities available for sale          (5,503)   (3,479)
 Purchase of Federal Home Loan Bank stock             (251)        -
 Proceeds from maturities of investment
   securities available for sale                         -       750
 Proceeds from sales of securities available
   for sale                                              -       606
 Acquisition of company under the purchase
   method of accounting,net of cash acquired        (1,500)        -
 Net (increase) in loans                           (39,189)  (21,326)
  Expenditures for bank premises and equipment      (1,728)   (2,783)
                                                    ------    ------
      Net cash used in investing activities        (48,171)  (26,232)

Cash flows from financing activities
 Net increase in deposits                           42,996    29,856
 Net increase (decrease) in advances from
  Federal Home Loan Bank                             1,000    (1,423)
 Net increase in repurchase agreements                 118     1,253
 Proceeds from trust preferred securities                -    12,000
 Trust preferred securities issuance costs               -      (495)
 Principal payments on notes payable                     -    (2,000)
                                                    ------    ------
      Net cash provided by financing activities     44,114    39,191
                                                    ------    ------

Net increase in cash and cash equivalents              540    14,882
Cash and cash equivalents at beginning of period    16,079    13,155
                                                     -----     -----
Cash and cash equivalents at end of period         $16,619   $28,037
                                                    ======    ======
Supplemental disclosures of cash flow information
  Cash paid year to date for:
    Interest expense                               $ 3,839    $2,955
    Income taxes                                     1,355       854

The accompanying notes are an integral part of these statements.

        MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Six month period ended June 30, 1999 and 1998
                           (Unaudited)


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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999, and the results of operations and cash flows for the quarters and six months ended June 30, 1999 and 1998.

     The  consolidated financial statements include the  accounts
of   the   Company's  respective  subsidiaries.    All   material
intercompany transactions have been eliminated.


2.   Nature of Operations

     MegaBank Financial Corporation (the "Company") was founded in 1984 with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank (the "Bank"), was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened eight additional banking locations throughout the Denver area for a total of nine locations, with one more branch in the planning phase.

On April 5, 1999, the Company purchased Empire Title and Escrow Corporation and subsequently merged it with MB Title Company. The consideration paid to the stockholders of Empire Title and
Escrow Corporation consisted of the Company's common stock and cash. MB Title Company then changed its name to Empire Title and Escrow Corporation ("Empire"). The purchase price for Empire includes the potential for additional consideration based upon the future performance of Empire during the three years following the purchase (the "Post-Effective Time Consideration"). Empire provides a full range of title insurance products and services to the real estate community including homebuilders and real estate firms. Management expects that this acquisition will provide Empire the resources necessary to accelerate its expansion plans while continuing to provide services to the Colorado real estate community. This acquisition also allows the Company to offer a broader array of financial products and services to its customers. Empire operates as a subsidiary of the Company and accordingly, the accounts of the subsidiary are included in the consolidated financial statements of the Company.

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
Condition and Results of Operations

Overview

     It  is  presumed  that  readers of these  interim  financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 1998, SEC File No. 1-13819. The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the unaudited consolidated financial statements of the Company included elsewhere herein.

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

Results of Operations

      Net interest income was $8.4 million for the six months ended June 30, 1999, an increase of $2.6 million from $5.8 million for the same period in 1998. Net interest income for the three months ended June 30, 1999 and 1998 was $4.6 million and $3.1 million, respectively. Interest income for the six months ended June 30, 1999 and 1998 was $13.0 million and $9.2 million, respectively, and $7.2 million compared to $4.9 million for the three month period ended June 30, 1999 and 1998, respectively. The increases were due to higher balances of interest earning assets resulting from internal growth. Interest expense for the same six-month period was $4.0 million in 1999 compared to $3.2 million in 1998 and the three month period ended June 30, was $2.1 million in 1999 compared to $1.7 million in 1998. Additional interest bearing deposits contributed to the increase in interest expense. Other income generated in the first two quarters of 1999 increased to approximately $1.7 million as compared to $462,000 for the first two quarters of 1998, and $1.4 million and $241,000 for the three months ended June 30, 1999 and 1998, respectively. This overall increase was attributable primarily to additional fee income from an increase in service charges and from Empire. Other expenses in the first half of 1999 were $6.0 million as compared to $3.7 million for the same period the previous year. Other expenses in the three months ended June 30, 1999 were $3.7 million compared to $1.8 million for the three months ended June 30, 1998. An increase in other expenses was primarily due to additional employee and occupancy expense required by internal growth and additional expenses from Empire.

      For  the  six  months  ended June  30,  1999,  the  Company generated net income after provisions for income tax of $2.8 million compared to $1.7 million for the same period last year and $1.5 million compared to $1.0 million for the three months ended June 30, 1999 and 1998, respectively. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $280.9 million and $230.8 million at June 30, 1999 and December 31, 1998, respectively.


      Net increases in loans were $39.2 million and $21.3 million during the six months ended June 30, 1999 and 1998, respectively and $22.8 million and $17.8 million for the three months ended June 30, 1999 and 1998, respectively. It is important to note that this was a net increase. Actual origination of new loans was approximately $231.6 million for the first six months of 1999 compared to $143.8 million during the same period in 1998.

     Net increases in deposits increased $13.1 million from $29.9 million to $43.0 million for the six months ended June 30, 1998 and 1999, respectively. Total deposits were approximately $232.9 million at June 30, 1999 compared to $171.7 million at June 30, 1998.

     Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries. Based on the increase in loans of $22.8 million or 11.7% growth from the three months ended March 31, 1999, management determined to add an additional $440,000 in loan loss reserves as of June 30, 1999. The Company's allowance for loan losses to total loans has remained relatively level.

     The following table sets forth information regarding changes in the allowance for loan losses of the Company for the period indicated.

                              Six Months Ended June 30, 1999
                                   (Dollars in thousands)
Average total loans                            $208,411
                                                =======
Total loans at end of period                   $228,728
                                                =======
Allowance at beginning of period               $  2,610
Charge-offs:
     Construction                                     -
     Commercial and industrial                      (63)
     Installment                                      -
     Mortgage                                         -
     Other                                            -
                                                  -----
          Total charge-offs                         (63)
Recoveries:
     Construction                                     -
     Commercial and industrial                        -
     Installment                                      -
     Mortgage                                         -
     Other                                            -
                                                  -----
          Total recoveries                            -

Net (charge-offs) recoveries                        (63)
Provisions for loan losses                          590
                                                  -----
Allowance at end of period                     $  3,137
                                                  =====
Ratio of net (charge-offs) recoveries
     to average loans                              0.03%
Allowance to total loans at end of period          1.37%
Allowance to nonperforming loans                 189.66%

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

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of June 30, 1999.

     The following table sets forth information concerning the nonperforming assets of the Company at the dates indicated:

                                                       June 30,     December 31,
                                                        1999             1998
Nonaccrual loans                                        $1,628          $3,388
Other loans 90 days past due                                26               -
Other real estate                                            -               -
                                                         -----           -----
Total nonperforming loans                               $1,654          $3,388

Ratio of nonaccrual and other loans 90 days past
     due to total loans                                   0.72%           1.81%
Ratio of nonperforming assets to total loans plus
     other real estate                                    0.72            1.81
Ratio  of  nonperforming assets to total  assets          0.59            1.47

     Of the amount of nonaccrual loans as of June 30, 1999, approximately $1.6 million is the Bank's portion of five related loans totaling approximately $4.1 million, which are subject to a Chapter 11 bankruptcy proceeding. The loans were originated by the Bank and were made at various times during 1994, 1995, and 1996 in connection with a real estate development on which the developer had constructed a residential building assembly plant.

The loans are secured by real estate, certificates of deposit, and two personal guarantees from the owners of the developer, as well as a guarantee by a related limited partnership. Subsequent to June 30, 1999, the loan has been further reduced to $1.2 million from the proceeds of the sale of a portion of the real estate held as collateral for the loan.

      In addition to the above, the Bank had a loan position of approximately $2.0 million of two loans totaling $2.8 million that was placed on nonaccrual status just prior to December 31, 1998. During the quarter ended March 31, 1999, one loan to the same borrower in the amount of $178,000 was paid off. During the quarter ended June 30, 1999, the loan was paid down to approximately $923,000 and the interest brought current. The loan has been removed from nonaccrual status.

     Management believes that the Company is adequately protected on these loans. Management is not aware of any adverse trend relating to the Company's loan portfolio.

     As of June 30, 1999, there was no significant balance of loans excluded from nonperforming loans set forth above. Nor was there known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.


Liquidity and Capital Resources

     The Company has two basic sources of liquidity. The first source is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Additionally, in compliance with the Bank's Liquidity Policy, the Company supplemented retail deposit growth by obtaining deposits of $20 million from wholesale sources. Deposits increased to $232.9 million at June 30, 1999 compared to $171.7 million at June 30, 1998. Deposits from wholesale sources totaled approximately $28.0 million at
June  30,  1999.   Management's determination to use  an  outside
funding source may continue in the future depending on funding needs and the cost of these funds. Currently, wholesale sources increase the Bank's cost of interest-bearing liabilities by approximately 0.02%, effectively securing funds at an overall lower rate than if the Bank had to internally generate additional deposits through promotions or other methods.

     The second source of the Company's liquidity is Federal Home Loan Bank ("FHLB") advances and Company lines of credit. FHLB advances are used regularly in the cash management function both to fund a portion of the lending portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At June 30, 1999, the Company had available $20.0 million of unused borrowing capacity from the
FHLB and $15.5 million from its other lenders. The Company anticipates that it will continue to rely primarily upon customer and brokered deposits, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds provided primarily to make loans and to purchase investment securities.

     The Office of Thrift Supervision capital regulations require savings  associations  to meet three capital  standards:  a  1.5%
tangible capital standard, a 4% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.

                                         At June 30, 1999
                                                   Minimum
Ratio                                   Actual     Required
Tangible capital                        11.53%      1.50%
Core (Tier 1) capital                   11.53%      4.00%
Risk-Based capital                      13.95%      8.00%
</TABLE

Year 2000 Considerations

     As  the  year 2000 approaches, a significant business  issue has  emerged regarding existing application software programs and operating systems and their ability to accommodate the date value for  the year 2000.  Many existing software application products, including products used by the Bank, its suppliers and customers, were  designed  to accommodate only a two-digit date  value  that represents  the year.  For example, information relating  to  the year 1996 is stored in the system as "96."  As a result, the year
1999  (i.e.,  "99") could be the maximum date  value  that  these
systems  will  be  able to process accurately.   In  response  to
concerns  about  this issue, regulatory agencies  have  begun  to monitor  financial  institutions  and  their  holding  companies'
readiness  for  the year 2000 as part of the regular  examination process.

     The  Company  presently believes that with modifications  to existing  software and conversion to new software, the year  2000 issue  will  not  pose significant operational problems  for  the
Company's    computer    systems    or    business    operations.
Implementation  of the Company's plan to test in-house  and  out-
sourced  software  has been underway since the first  quarter  of
1998.    Testing  of  applications  considered  to  be   "mission
critical"  was  completed  in  the  first  quarter  of  1999  and modifications  and  changes necessary  have  been  completed  and tested.  Compliance for all systems is expected by management  to be  completed by the third quarter of 1999.  Management currently estimates  that  such total compliance will not exceed  $150,000.
Costs  incurred through June 30, 1999 were approximately $44,100.
Compliance  audits performed to date have been  positive  and  no specific items of improvement were noted.  The team for the  plan is  responsible for the implementation of the plan and reports to the  Company's  Board of Directors on a monthly basis  until  the plan is completed.

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

                   PART II.  OTHER INFORMATION



Item 2.    Changes in Securities and Use of Proceeds

      On  April  5,  1999, the Company merged  Empire  Title  and
      Escrow  Corporation and MB Title Company, a  newly  formed, wholly  owned subsidiary of the Company.  MB Title  Company
      then   changed  its  name  to  Empire  Title   and   Escrow
      Corporation  ("Empire").   The consideration  paid  to  the
      seven  stockholders of Empire consisted  of  the  Company's
      common   stock  and  cash.   On  April  5,  1999,   162,369
      authorized but unissued shares of common stock were  issued
      as  a  portion  of  this  transaction.   The  Company  used
      exemptions  from  registration  in  Section  4(2)  of   the
      Securities  Act  of 1933, as well as Regulation  D  adopted thereunder  based upon the limited number of  offerees  and the sophistication and worth of the purchasers.

Item 6.   Exhibits and Reports on Form 8-K
      a.  Exhibits.

          Exhibit 27 - Financial Data Schedule (filed electronically only).

      b.  Reports on Form 8-K.

          Form 8-K dated April 5, 1999 - "Item 5.  Other Events."
          describes  the  merger  of  Empire  Title  and   Escrow
          Corporation  and  MB  Title Company,  a  newly  formed,
          wholly-owned subsidiary of the Company.

          Form  8-K  dated  June  1,  1999  -  Pursuant  to   the
          requirements of Section 11(a) of the Securities Act  of
          1933,   as  amended,  and  Rule  158  thereunder,   the
          Registrant  filed  an  earnings  statement  covering  a
          period  of  at  least 12 consecutive  months  beginning
          after  the effective date of February 9, 1998  for  its
          Registration Statement (SEC File Nos. 333-42189 and 333-
          42191)  reflecting  the  issuance  of  1,200,000  Trust
          Preferred Securities.


                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
Date:  July 22, 1999           Hiram J. Welton
                               Treasurer
                                 Duly authorized officer and
                                 Chief Accounting Officer

                                 -15-





