Form 10QSB
period 1999-09-30
MEGABANK FINANCIAL CORP
filed 1999-10-19
CIK 761111

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1999.

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


At October 18, 1999, there were 7,769,709 shares of the issuer's common stock, no par value, outstanding.

Transitional Small Business Disclosure Format
     [  ] Yes  [X] No

                 MEGABANK FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                   PAGE NO.

          Item 1.   Financial Statements                3

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    And Results of Operations           8

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K   14

          SIGNATURES                                   15

                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                                       September 30, December 31,
                                            1999        1998
                                        (unaudited)
ASSETS
 Cash and due from banks                $  13,305    $  10,326
 Interest-bearing deposits                     83          128
 Federal funds sold                             -        5,625
                                          -------      -------
     Cash and cash equivalents             13,388       16,079

 Investment securities available for sale  17,268       15,677

 Loans                                    252,286      189,602
 Less allowance for loan losses            (3,382)      (2,610)
                                          -------      -------
                                          248,904      186,992
 Federal Home Loan Bank stock, at cost        925          482
 Real estate held for investment              524            -
 Bank premises, leasehold improvements and
  equipment, net                           10,323        8,846
 Accrued interest receivable                1,758        1,104
 Accounts receiveable                         120            -
 Deferred tax asset                           781          718
 Preferred securities issuance costs, net     709          729
 Goodwill                                   2,619            -
 Other                                        653          192
                                          -------      -------
     Total assets                        $297,972     $230,819
                                          =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
  Demand, non-interest bearing           $ 54,782       54,093
  Demand, interest bearing                 69,751       72,444
  Savings                                   7,376        6,271
  Time                                    106,059       57,071

     Total deposits                       237,968      189,879

 Federal Funds borrowings                   2,725            -
 Federal Home Loan Bank borrowings          8,500            -
 Securities sold under agreement to
  repurchase                                  685          443
 Income taxes payable                          74           71
 Accrued interest payable                     796          434
 Other                                      1,961          601
                                          -------      -------
     Total liabilities                    252,709      191,428

 Company obligated manditorily redeemable
  preferred securities of subsidiary trust
  holding solely Junior Subordinated
  Debentures                               12,000       12,000
 Minority interest in subsidiary              195            -
Shareholders' equity
 Preferred stock; no par value, 10,000,000
  shares authorized, none issued                -            -
 Common stock; no par value, 50,000,000
  shares authorized, 7,769,709             15,473       13,974
  and 7,607,340 shares issued and
  outstanding in 1999 and 1998
 Retained earnings                         17,662       13,383
 Accumulated other comprehensive income       (67)          34

     Total shareholders' equity            33,068       27,391

     Total liabilities and shareholders'
      equity                             $297,972     $230,819
                                          =======      =======

The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          (Dollars in thousands, except per share data)

                                       Three months ended     Nine months ended
                                          September 30,          September 30,
                                          1999     1998         1999      1998
                                                      (Unaudited)
Interest income
 Loans, including fees                 $ 6,969    $ 5,166     $19,321   $13,448
 Taxable investment securities             210         89         460       231
 Nontaxable investment securities          240        187         623       561
 Funds sold                                  9         74          26       381
 Other interest                             26         47          35       135
                                        ------     ------      ------    ------
     Total interest income               7,454      5,563      20,465    14,756

Interest expense
 Deposits                                2,000      1,499       5,304     4,164
 Borrowed funds                            118         28         262       112
 Trust preferred securities                287        270         812       688
 Note payable                                -          -           -        19
                                        ------     ------      ------    ------
     Total interest expense              2,405      1,797       6,378     4,983
                                        ------     ------      ------    ------
     Net interest income                 5,049      3,766      14,087     9,773
Provision for loan losses                  250        190         840       410
                                        ------     ------      ------    ------
     Net interest income after
      provision for loan losses          4,799      3,576      13,247     9,363

Other income
 Title fees                                851          -       1,872         -
 Service charges on deposit accounts       257        142         745       391
 Gain on sale of investment securities     135          -         135        25
 Other income                              320         92         525       280
                                        ------     ------      ------    ------
     Total other income                  1,563        234       3,277       696

Other expenses
 Salaries and employee benefits          2,273      1,279       5,567     3,183
 Occupancy expenses of premises            330        301         928       688
 Furniture and equipment expense           177        108         524       337
 Other expenses                          1,154        501       2,887     1,681
                                        ------     ------      ------    ------
     Total other expenses                3,934      2,189       9,906     5,889
                                        ------     ------      ------    ------
     Income before income taxes          2,428      1,621       6,618     4,170
Income tax expense                         901        514       2,339     1,348
                                        ------     ------      ------    ------
     Net income                        $ 1,527    $ 1,107     $ 4,279   $ 2,822


Other comprehensive income, net of tax
  Unrealized gains (losses) on invest-
    ment securities available for sale     173        (61)       (101)      (40)
                                        ------     ------      ------    ------
Comprehensive income                   $ 1,700    $ 1,046     $ 4,178   $ 2,782
                                      ========  =========   ========= =========
Income per share
 Basic earnings per share                $ .20      $ .17       $ .55     $ .44
                                      ========  =========   ========= =========
 Weighted average common shares
  outstanding                         7,769,709 6,407,340   7,713,207 6,407,340
                                      ========  =========   ========= =========

         The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)

                                                            Nine months ended
                                                               September 30,
                                                           1999           1998
                                                              (Unaudited)
Cash flows from operating activities
 Net income                                               $ 4,279       $ 2,822
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for loan losses                                  840           410
   Depreciation and amortization                              542           350
   Amortization of preferred securities issuance costs         20            16
   Gain on sale of investment securities available for sale  (135)          (25)
   Net discount accretion on investment activities              -           (12)
   Federal Home Loan Bank stock dividend                      (29)          (23)
   Amortization of goodwill                                    49             -
   Deferred income taxes                                       (2)         (126)
   Minority interest                                           61             -
 Changes in deferrals and accruals
   Interest receivable                                       (654)         (278)
   Accounts receivable                                       (122)            -
   Interest payable                                           362           247
   Income taxes payable                                         3             -
   Other, net                                               1,306           105
                                                           ------        ------
     Net cash provided by operating activities              6,520         3,486

Cash flows from investing activities
 Purchase of securities available for sale                 (5,368)       (4,476)
 Purchase of Federal Home Loan Bank stock                    (414)            -
 Proceeds from maturities of investment
  securities available for sale                             3,000         1,250
 Proceeds from sales of securities available for sale         750           616
 Acquisition of company under the purchase
  method of accounting, net of cash acquired               (1,500)            -
 Net (increase) in loans                                  (62,752)      (40,624)
 Expenditures for bank premises and equipment              (2,483)       (3,525)
                                                           ------        ------
     Net cash used in investing activities                (68,767)      (46,759)


Cash flows from financing activities
 Ne increase in deposits                                   48,089        47,016
 Net increase (decrease) in advances from
  Federal Home Loan Bank                                   11,225        (1,423)
 Net increase in repurchase agreements                        242           556
 Proceeds from trust preferred securities                       -        12,000
 Trust preferred securities issuance costs                      -          (495)
 Principal payments on notes payable                            -        (2,000)
                                                           ------        ------
     Net cash provided by financing activities             59,556        55,654
                                                           ------        ------
Net increase (decrease) in cash and cash equivalents       (2,691)       12,381
Cash and cash equivalents at beginning of period           16,079        13,155
                                                           ------        ------
Cash and cash equivalents at end of period                $13,388       $25,536
                                                           ======        ======
Supplemental disclosures of cash flow information
 Cash paid year to date for:
  Interest expense                                        $ 6,016       $ 4,735
  Income taxes                                              2,375         1,408

     The accompanying notes are an integral part of these statements.

         MEGABANK FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Nine month period ended September  30, 1999 and 1998
                           (Unaudited)


1.   Unaudited Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, that are in the opinion of management of a normal recurring nature necessary to a fair statement of results for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Form 10-KSB for the year ended December 31, 1998.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999, and the results of operations and cash flows for the quarters and nine months ended September 30, 1999 and 1998.

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

>PAGE>
3.   Trust Preferred Securities

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

Results of Operations

      Net interest income was $13.2 million for the nine months ended September 30, 1999, an increase of $3.8 million from $9.4 million for the same period in 1998. Net interest income for the three months ended September 30, 1999 and 1998 was $4.8 million and $3.6 million, respectively. Interest income for the nine months ended September 30, 1999 and 1998 was $20.5 million and $14.8 million, respectively, and $7.5 million compared to $5.6 million for the three month period ended September 30, 1999 and 1998, respectively. The increases were due to higher balances of interest earning assets resulting from internal growth. Interest expense for the same nine-month period was $6.4 million in 1999 compared to $5.0 million in 1998 and the three month period ended September 30, was $2.4 million in 1999 compared to $1.8 million in 1998. Additional interest bearing deposits contributed to the increase in interest expense. Other income generated in the first three quarters of 1999 increased to approximately $3.3 million as compared to $696,000 for the first three quarters of 1998, and $1.6 million and $234,000 for the three months ended September 30, 1999 and 1998, respectively. Most of the increase was attributable primarily to additional fee income from an increase in service charges and title fees from Empire. The Company was requested to change the ticker symbol for the Trust Preferred Securities issued by MB Capital I. These securities traded under the symbol "MFC.Pr.A" on the American Stock Exchange. At the request of the New York Stock Exchange, the Company agreed to change its trading symbol to "MFG.Pr.A" to accommodate another company. Additional miscellaneous income was realized through compensation for relinquishing the rights to the ticker symbol "MFC". Other expenses in the first nine months of 1999 were $9.9 million as compared to $5.9 million for the same period the previous year. Other expenses in the three months ended September 30, 1999 were 3.9 million compared to $2.2 million for the three months ended September 30, 1998. An increase in other expenses was primarily due to additional employee and occupancy expense required by internal growth and additional expenses from Empire.

      For the nine months ended September 30, 1999, the Company generated net income after provisions for income tax of $4.3 million compared to $2.8 million for the same period last year and $1.5 million compared to $1.1 million for the three months ended September 30, 1999 and 1998, respectively. This improvement is attributable to the overall growth of the Bank. Total assets of the Company were approximately $298.0 million and $230.8 million at September 30, 1999 and December 31, 1998, respectively.

      Net loans increased $62.8 million and $40.6 million during the nine months ended September 30, 1999 and 1998, respectively and $23.6 million and $19.3 million for the three months ended September 30, 1999 and 1998, respectively. Actual origination of new loans was approximately $323.8 million for the first nine months of 1999 compared to $231.6 million during the same period in 1998.

      Net deposits increased $1.1 million from $47.0 million to $48.1 million for the nine months ended September 30, 1998 and 1999, respectively. Total deposits were approximately $238.0 million at September 30, 1999 compared to $189.9 million at September 30, 1998.

     Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries. Based on the increase in loans of $23.6 million or 10.3% growth for the three months ended September 30, 1999, an additional $250,000 in loan loss reserves was added as of September 30, 1999. The Company's allowance for loan losses to total loans has remained relatively level.

     The following table sets forth information regarding changes in the allowance for loan losses of the Company for the period indicated.

                             Nine Months Ended September 30, 1999
                                     (Dollars in thousands)
Average total loans                         $218,536
                                            ========
Total loans at end of period                $252,286
                                            ========
Allowance at beginning of period            $  2,610
Charge-offs:
     Construction                                  -
     Commercial and industrial                   (65)
     Installment                                   -
     Mortgage                                      -
     Other                                        (4)
                                             -------
          Total charge-offs                      (69)
Recoveries:
     Construction                                  -
     Commercial and industrial                     -
     Installment                                   1
     Mortgage                                      -
     Other                                         -
                                             -------
          Total recoveries                         1
                                             -------
Net (charge-offs) recoveries                     (68)
Provisions for loan losses                       840
                                             -------
Allowance at end of period                  $  3,382
                                            ========
Ratio of net (charge-offs) recoveries
     to average loans                           0.03%
Allowance to total loans at end of period       1.34%
Allowance to nonperforming loans              162.67%

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

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of September 30, 1999.

     The following table sets forth information concerning the nonperforming assets of the Company at the dates indicated:

                                      September 30,  December 31,
                                         1999            1998

Nonaccrual loans                         $2,079          $3,388
Other loans 90 days past due                  -               -
Other real estate                             -               -
                                         ------          ------
Total nonperforming loans                $2,079          $3,388

Ratio of nonaccrual and other loans
 90 days past due to total loans           0.82%           1.81%
Ratio of nonperforming assets to
 total loans plus other real estate        0.82            1.81
Ratio of nonperforming assets to
 total assets                              0.70            1.47

     Of the amount of nonaccrual loans as of September 30, 1999, approximately $1.2 million is the Bank's portion of five related loans totaling approximately $4.1 million, which are subject to a Chapter 11 bankruptcy proceeding. The loans were originated by the Bank and were made at various times during 1994, 1995, and 1996 in connection with a real estate development on which the developer had constructed a residential building assembly plant. The loans are secured by real estate, certificates of deposit, and two personal guarantees from the owners of the developer, as well as a guarantee by a related limited partnership.

      In addition to the above, the Bank had a loan position of approximately $2.0 million of two loans totaling $2.8 million that was placed on nonaccrual status just prior to December 31, 1998. During the quarter ended March 31, 1999, one loan to the same borrower in the amount of $178,000 was paid off. During the quarter ended June 30, 1999, the loan was paid down to approximately $923,000 and the interest brought current. The loan matured July 31, 1999 and was placed back on non-accrual. The Bank has total principal outstanding of approximately $890,000 as of September 30, 1999.

     Management believes that the Company is adequately protected on these loans. Management is not aware of any adverse trend relating to the Company's loan portfolio.

     As of September 30, 1999, there was no significant balance of loans excluded from nonperforming loans set forth above. Nor was there known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.


Liquidity and Capital Resources

     The Company has two basic sources of liquidity. The first source is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Additionally, in compliance with the Bank's Liquidity Policy, the Company supplemented retail deposit growth by obtaining deposits of $6.8 million from other sources during the third quarter of 1999. Deposits increased to $238.0 million at September 30, 1999 compared to $189.9 million at September 30, 1998. Deposits from other sources totaled approximately $32.7 million at September 30, 1999. Management's determination to use an outside funding source may continue in the future depending on funding needs and the cost of these funds.

     The second source of the Company's liquidity is Federal Home Loan Bank ("FHLB") advances and Company lines of credit. FHLB advances are used in the cash management function both to fund a portion of the lending portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At September 30, 1999, the Company had borrowed $11.2 million from the FHLB and its other lenders and had available approximately $12.5 million of unused borrowing capacity from the FHLB and $11.8 million from its other lenders. During the third quarter, since interest rates were fluctuating, the Company elected to borrow short-term funds in addition to seeking additional deposits from customers and other sources. The Company anticipates that it will continue to rely primarily upon customer and other sources, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds provided primarily to make loans and to purchase investment securities.

     The Office of Thrift Supervision capital regulations require savings  associations  to meet three capital  standards:  a  1.5%
tangible capital standard, a 4% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.

     The following table presents the Bank's capital ratios:
                                       At September 30, 1999
                                                    Minimum
Ratio                                    Actual     Required

Tangible capital                        11.48%      1.50%
Core (Tier 1) capital                   11.48%      4.00%
Risk-Based capital                      13.54%      8.00%


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

     The Company presently believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems or business operations. Implementation of the Company's plan to test in-house and out-sourced software has been underway since the first quarter of 1998. Testing of applications considered to be "mission critical" was completed in the first quarter of 1999 and modifications and changes necessary have been completed and tested. Management currently estimates that such total compliance efforts will not exceed $150,000. Costs incurred through September 30, 1999 were approximately $44,100. The team for the plan is responsible for the implementation of the plan and reports to the Company's Board of Directors.

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

     The Bank has sent statements to its customers regarding the year 2000 issue and the need for readiness, pursuant to guidelines of the banking industry regulators. Management intends to continue to solicit customer response on this matter. The Bank has also instituted a policy requiring a loan applicant to sign a year 2000 acknowledgement certificate at closing as part of a loan package. Failure of the Company's customers to prepare for year 2000 compatibility could have a significant adverse effect of customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. The Company does not have sufficient information accumulated from customers to enable the Company to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Company in this case.

                   PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
      a.   Exhibits.

          Exhibit 27 - Financial Data Schedule (filed electronically only).

      b.   Reports on Form 8-K.

           None

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MEGABANK FINANCIAL CORPORATION
                               (Registrant )

                               /s/ Hiram J. Welton
                               --------------------------------
Date:  October 19, 1999        Hiram J. Welton
                               Treasurer
                                Duly authorized officer and
                                Chief Accounting Officer