Form 10KSB40
period 1999-12-31
MEGABANK FINANCIAL CORP
filed 2000-03-08
CIK 761111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1999.
                                       or
             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____ to _____

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

                                 (303) 740-2265
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                         Name of each exchange on which registered
         -------------------                         -----------------------------------------
         Cumulative trust preferred securities       American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB: [X]

The issuer's revenues for its most recent fiscal year:  $33,149,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price of the common stock on The Nasdaq Stock Market(R) as of February 15, 2000 was $25,117,528.

At February 15, 2000, there were 7,769,709 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                         MEGABANK FINANCIAL CORPORATION

                                   FORM 10-KSB

                                      INDEX


              ITEM.1       BUSINESS                                                             3

              ITEM 2.      DESCRIPTION OF PROPERTIES                                           14

              ITEM 3.      LEGAL PROCEEDINGS                                                   15

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

              ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            15

              ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           16
                           FORWARD LOOKING STATEMENT                                           16

              ITEM 7.      FINANCIAL STATEMENTS                                                28
                           INDEPENDENT AUDITORS' REPORT                                        29
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          35

              ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCUSSION                                            56

              ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   56

              ITEM 10.     EXECUTIVE COMPENSATION                                              57

              ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT                                                          59

              ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      60

              ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                    63

              SIGNATURES                                                                       64

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

         MegaBank Financial Corporation (the "Company") was founded in 1984 by its Chairman and Chief Executive Officer, Thomas R. Kowalski, with the objective of building a banking franchise in the Denver, Colorado metropolitan area that would deliver a broad based package of products and services to businesses and individuals. The Company's banking subsidiary, MegaBank (the "Bank") was organized in 1983. Since the advent of branch banking in Colorado in 1993, the Bank has opened eight additional banking locations throughout the Denver area, for a total of nine locations.

         Since inception, the Bank has specialized its lending practice in the residential construction industry. The Company's Chairman has extensive experience in the home building industry and has expanded the Bank's lending practice to date such that the Bank is a leading originator of land development and residential construction loans to small-and medium-sized homebuilders. Currently, the Bank can finance a builder or developer from the acquisition and development loan process, including assistance with special district financing, through the construction loan phase. During the three years ended December 31, 1999, the Bank originated over $925 million in total loans. While some of these loans remain on the Company's balance sheet, most have been repaid, refinanced or participated out to other financial institutions. The Bank intends to continue to focus on its niche of residential construction lending in addition to providing a complete array of products and services for its customers. High quality customer service has been a fundamental tenet of the Bank's operating strategy since its inception. The Bank intends to continue to pursue its successful strategies and concentrate on increasing its market share through referrals from existing customers and the implementation of advertising and marketing strategies targeted at the communities in which its branches are located.

         The Company has achieved significant growth measured from the end of 1997. Total assets have increased to $328 million as of December 31, 1999 from $231 million and $158 million as of December 31, 1998, December 31, 1997, respectively. The Company has maintained above average profitability. During the same time period, net income grew to $6.1 million for the year ended December 31, 1999 from $3.8 million and $2.8 million for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1999, return on average assets equaled 2.21% while return on average equity equaled 19.40%.

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

         In September 1998, the Company changed its status to a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements. Also, in September 1998, the Bank converted its charter from a Colorado state-chartered commercial bank to a federal savings bank. Management believes that the flexibilities and opportunities with a thrift charter complement the Bank's current lending practices.

         In November 1998, the Company completed a public offering of 1,200,000 shares of its common stock at $11.00 per share. Net proceeds were approximately $12.0 million. Proceeds were used to provide capital to the Bank, for branch expansion, and for working capital.

         In February, the Company formed a wholly owned subsidiary, MB Title Company. On April 5, 1999, the Company purchased Empire Title & Escrow Corporation and subsequently merged it with MB Title Company. The consideration paid to the stockholders of Empire Title & Escrow Corporation consisted of the Company's common stock and cash. MB Title Company then changed its name to Empire Title & Escrow Corporation ("Empire"). The purchase price for Empire included the potential for additional consideration based upon the future performance of Empire during the three years following the purchase. Empire provides a full range of title insurance products and services to the real estate community, including homebuilders and real estate firms. Management expects that this acquisition will provide Empire the resources necessary to accelerate its expansion plans while continuing to provide services to the Colorado real estate community. This acquisition also allows the Company to offer a broader array of financial products and services to its customers. Empire operates as a wholly owned subsidiary of the Company. Accordingly, the accounts of Empire are included in the Company's consolidated financial statements.

         On November 4, 1999, the Company signed a definitive agreement to merge with Compass Bancshares, Inc., ("Compass") an $18 billion bank holding company headquartered in Birmingham, Alabama. Compass' acquisition strategy has been geographic repositioning by targeting attractive high-growth markets with diverse economies. The acquisition is scheduled for completion the second quarter of the year 2000. If the merger is completed, Company shareholders will receive a total of 3,370,000 shares of Compass common stock. Each share of Company common stock will be exchanged for approximately 0.426 shares of Compass common stock.

         As of December 31, 1999, the Company and its subsidiaries had 206 employees of which 174 are full-time employees. Management considers its relationship with the employees to be good.

STRATEGY

         GROWTH. The Bank's goal in continuing its expansion is to maintain a profitable, customer-focused financial institution. To this end, management believes that the Company's existing capital structure, management, data and operational systems should be enhanced by the proposed merger with Compass, allowing for further growth in asset size, revenues and capital. The merger with Compass will allow the Company to increase its lending limits, thereby enabling it to continue to serve the needs of its customers.

         The Colorado banking market is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Colorado-based holding companies over the past several years, which resulted in a significant consolidation of the Colorado banking industry. Management believes that small and medium size businesses often are not of sufficient size to be of interest to these large banks, particularly as it relates to residential construction lending, and that individuals frequently have difficulty in finding personalized banking services. Many of these customers seek a banking relationship with a significantly more service-oriented community banking organization such as the Bank. Through the Bank's primary emphasis on customer service, management's experience and the Company's product line, the Company will continue to focus on attracting these customers in achieving internal growth. The Compass philosophy of customer service and providing financial services to small and medium sized businesses closely mirrors that of the Company.

         The Bank's market area is the Denver metropolitan area, which is the most densely populated area in the Rocky Mountain region. Total population is approximately 2.2 million. Employment in the area is diversified across the manufacturing, construction, financial services, tourism, transportation, technology, cable television, retail trade, services and government sectors.

         OPERATIONS AND MARKETING. Management believes that, in meeting the needs of consumers and small to medium sized businesses in its market area, the Bank's first and foremost strategy is to provide excellent customer service. This strategy is emphasized above all others of the Company, from top management down to each bank teller. The Bank's operational systems have been designed to complement customer service. Management believes the Company's banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers' needs. It is expected that this strategy will be continued by Compass.

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

         The Company is able to provide additional services to its customers through Empire. Empire provides a full range of title insurance products and services to the real estate community, including homebuilders and real estate firms. The Company has provided Empire the resources necessary to accelerate its expansion plans while continuing to provide services to the Colorado real estate community.

LOANS

         The Company has the ability to provide a broad range of commercial and retail lending services. However, the vast majority of the Bank's loans are residential construction loans. The Company follows a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, the Company provides ongoing loan officer training and review, obtains outside independent loan reviews, operates a centralized processing, underwriting and servicing center for consumer loans and manages problem assets centrally. At December 31, 1999, substantially all loans outstanding were to customers within the Company's market area. For a discussion of risks associated with the Company's various types of loans, see "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loan Portfolio Composition."

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

         Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Most of the loans in the Company's portfolio at December 31, 1999 had interest rates that float with the prime rate.

         In the ordinary course of business, the Company issues letters of credit. See note K of Notes to consolidated financial statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under letters of credit is represented by the amount of these commitments. Under applicable federal and state law, permissible loans to one borrower were limited to an aggregate of approximately $5.6 million for the Company at December 31, 1999. As of February 15, 2000, although the Bank's legal limit to one borrower was approximately $5.8 million, the Bank elected to maintain its in-house limit to one borrower at $5.0 million.

COMPETITION

         The Company faces a high degree of competition. In its marketplace, there are numerous small banks and several larger national and regional financial banking groups. The Company also competes with insurance companies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of the banks and other financial institutions with which the Company competes have capital resources and legal lending limits substantially in excess of those of the Company.

         The Company competes for loans and deposits principally based on the range and quality of services provided, interest rates, loan fees and office locations. The Company actively solicits deposit customers and competes by offering them high quality customer service and a complete product line. Over the past few years, competition has increased as a result of changes in Colorado banking laws that permit statewide branching and allow out-of-state holding companies to acquire Colorado-based financial institutions. The Company believes its customer service and banking strategy enable it to compete in its market area.

         The Company expects the acquisition by Compass to provide a greater degree of competitiveness with the region's financial institutions. After the acquisition is complete, the Bank will have larger lending limits enabling the Bank to more than adequately provide lending limits comparable to the needs of our customers. The Bank will also have access to a wider range of consumer products and services, including investment products, from Compass that it currently is unable to offer its customers.

         Empire faces intense competition in its title insurance business. Empire competes with many other title companies in Colorado, some of whom have greater financial and technical resources than Empire. Management believes that Empire is able to compete in its area of operations by providing reliable, cost effective services.


SUPERVISION AND REGULATION

GENERAL

         The Bank is chartered under federal law by the Office of Thrift Supervision ("OTS"). It is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured up to legal limits by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). The OTS is charged with overseeing and regulating the Bank's activities and monitoring its financial condition. This regulatory framework sets parameters for the Bank's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. The Bank files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the Bank's compliance with various regulatory requirements.

         The Company is a unitary savings and loan holding company and, like the Bank, is subject to regulation by the OTS. As part of this regulation, the Company is required to file certain reports with, and is subject to periodic examination by, the OTS.

FINANCIAL MODERNIZATION LEGISLATION

         The Gramm-Leach-Bliley Act ("GLBA"), enacted on November 12, 1999, expands the bank holding company act framework to permit bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies". Beginning March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature". The

GLBA also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

         Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, the GLBA adopts an administrative approach to regulation that defers to the actions and paperwork requirements of the "functional" regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of financial holding company's operating subsidiaries would retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The act also imposes periodic disclosure requirements concerning a financial institution's policies and practices regarding data sharing with affiliated and non-afiliated parties. As a unitary thrift holding company, the Company will not be directly affected by GLBA at this time. However, future legislation, regulations or activities of the Company could cause it to become subject to the foregoing provisions.

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

         If a federal savings association fails the QTL test, it must convert to a bank or conform its activities to those permitted to a national bank (but which activities also are not inconsistent with the powers permitted to a savings association), particularly as they relate to investments, branching and dividends, and it also becomes ineligible for new advances from any Federal Home Loan Bank. A federal savings association that fails the QTL test may requalify. As of December 31, 1999, the Bank satisfied the QTL test.

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

         LOANS TO ONE BORROWER. Savings associations are generally subject to the national bank limits regarding loans to one borrower, meaning they may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10% of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1999, the Bank had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.

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

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS In the past, the general assessment paid on a semi-annual basis has been computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. The OTS announced in August 1998 that it intends to propose a regulation revising its assessment schedule, so that assessments will be based on the asset size and financial condition of the institution and the complexity of its operations.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. The Bank, as a member of the FHLB-Topeka, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances from the FHLB-Topeka, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-Topeka stock at December 31, 1999 of $943,500. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

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

         The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Also, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. As of December 31, 1999, the Bank was not subject to interest rate exposure for purposes of calculating its risk-based capital requirements.

         The components of core capital are equivalent to those discussed above under the 4% leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain non-withdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25% of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. The table below sets for the Bank's capital ratios at December 31, 1999.

                                                   AT DECEMBER 31, 1999
              RATIO                             ACTUAL   MINIMUM REQUIRED
              -----                             ------   ----------------
              Tangible capital                   10.64%       1.50%
              Core (Tier l) capital              10.64%       4.00%
              Risk-based capital                 12.90%       8.00%

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

         Although the Bank converted its charter from a Colorado state-chartered commercial bank to a federal savings bank, the Bank has continued as a member of the Bank Insurance Fund ("BIF"), rather than the Savings Association Insurance Fund ("SAIF").

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

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75% of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four-quarter period must be included. As of December 31, 1999, the Bank met the requirements of a Tier I Association. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         COMMUNITY REINVESTMENT. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's 12 assessment factors and substitutes a performance based evaluation system. The Final Rule was phased in over a period of time and became fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, is generally evaluated under three tests: the "lending test," the "investment test," and the "service test."

         An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on it lending record. As of December 31, 1999, the Company's assets were approximately $328 million, thereby meeting the streamlined assessment method. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area its record of lending to borrowers of different income levels and businesses and farms of different sizes the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a strategic plan and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

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

         PROPOSED RULES GOVERNING FINANCIAL DERIVATIVES. In April 1998, the OTS published a Notice of Proposed Rulemaking that, if adopted in final form, would apply to all financial derivatives and would replace Its regulations on forward commitments, futures transactions, and financial options transactions. The proposal would continue to permit a savings association to engage in transactions involving financial derivatives to the extent that these transactions are authorized under applicable law and are otherwise safe and sound. In addition, the proposed rule would describe the responsibilities of a savings association's board of directors and management with respect to financial derivatives. The rule defines a financial derivative as a financial contract whose value depends on the value of one or more underlying assets, indices, or reference rates. The most common types of financial derivatives are futures, forward commitments, options, and swaps. A mortgage derivative security, such as a collateralized mortgage obligation or a real estate mortgage investment conduit, is not a financial derivative under the proposed rule. As of December 31, 1999, the Bank did not own any financial derivatives as defined under the proposed rule.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts'), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.4 million plus 10% against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal. Reserve Board,) are exempted from the reserve requirements. As of December 31, 1999, the Bank is in compliance with the foregoing requirements.

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

REGULATION OF EMPIRE

         Empire is subject to regulation under the Colorado Insurance Code, which governs title insurance companies doing business within Colorado and comprehensive regulation by the Colorado Division of Insurance. The statute provides that title insurance rates shall be regulated in the manner provided for in the regulation of casualty and in surety insurance. The statute requires title insurance not be written unless a title insurance company has conducted a reasonable examination of title and has caused determination of insurability of title in accordance with sound underwriting practices for title insurance companies. A title insurance company shall keep records to evidence determination of insurability. The statute provides that a title insurance company in Colorado may not guaranty, underwrite or issue any kind of insurance other than title insurance, give or receive remuneration in any form for the referral of title insurance business nor receive or attempt to receive any charge in connection with title insurance if the charge is not for services actually rendered. The statute requires reserves to be maintained by title insurance companies, which must constitute the unearned portions of premiums due or received, and be carried as a reserve liability of title insurance companies. Title insurance companies in Colorado must comply with investment requirements for other insurance companies but may also invest in a title plant, which consists generally of title abstracts, title briefs, copies of the conveyances and other related documents. The statute also requires that insurance producers who sell title insurance must be licensed with the Colorado Division of Insurance and title companies must comply with detailed selling practice regulations. Financial statements of title insurance companies are also required to be filed with the Colorado Division of Insurance. Because this regulation may be considered comprehensive, Empire has spent and expects to devote significant efforts in complying with the regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal offices of both the Company and the Bank are located in a three-story building at 8100 East Arapahoe Road, Englewood, Colorado, and its telephone number is (303) 740-2265. The Bank maintains eight other full service banking facilities in the Denver metropolitan area. The Bank also leases a building for its central processing center for the Bank and its branch system. Empire leases six facilities for its operations. Information concerning these properties, as of December 31, 1999, is presented in the following table:

                                                                                   APPROXIMATE
           DESCRIPTION AND                         YEAR          OWNED OR            SQUARE
               ADDRESS                            OPENED        LEASED (1)           FOOTAGE
               -------                            ------        ----------           -------
         Principal offices                         1983           Leased              22,300
         8100 E. Arapahoe Road
         Englewood, CO

         Processing center                         1999           Leased               6,390
         3734 Osage Street
         Denver, CO

         BRANCH OFFICES:
         North                                     1995            Owned               3,000
         4988 Federal Boulevard
         Denver, CO

         Monaco                                    1996            Owned               3,000
         777 S. Monaco Parkway
         Denver, CO

         South Broadway                            1997            Owned               3,000
         4600 South Broadway
         Englewood, CO

         West Highland                             1997           Leased               2,600
         3804 W. 32nd Avenue
         Denver, CO

         Greenwood Village                         1985           Leased                 850
         6300 S. Syracuse
         Englewood, CO

         Lower Downtown ("LoDo")                   1993           Leased               3,400
         1401 17th Street
         Denver, CO

         Northglenn                                1998            Owned               5,200
         480 E. 120th Avenue
         Northglenn, CO

         Westminster                               1999            Owned               5,200
         7377 Federal Boulevard
         Westminster, CO

         OTHER:
         Northland Shopping Center                  (2)            Owned              32,000
         88th and Washington Street
         Thornton, CO

         EMPIRE TITLE & ESCROW CORPORATION:
         Downtown                                  1994           Leased               7,100
         999 18th Street, Suite 3000
         Denver, CO

         Castle Rock                               1994           Leased               1,650
         107 Wilcox Street, Suite 200
         Castle Rock, CO

         Fort Collins                              1998           Leased               2,360
         1075 West Horsetooth Road, Suite 200
         Fort Collins, CO

         Northwest                                 1994           Leased               2,100
         12000 Pecos Street, Suite 275
         Westminster, CO

         Southwest                                 1994           Leased               1,201
         7125 West Jefferson Avenue, Suite 140
         Lakewood, CO

         Empire Title Southeast LLC                1999           Leased               1,400
         9200 East Panorama Circle, Suite 170
         Englewood, CO

-------------

(1) All leased bank properties are leased from affiliated entities with the exception of the Greenwood Village and LoDo branches. See "Item 12. Certain Relationships and Related Transactions." All properties occupied by Empire are leased from nonaffiliated third parties.

(2) Site originally purchased in 1998 for future branch but the future of the space is currently unknown.


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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders of the Company during the fourth quarter of 1999 by the solicitation of proxy or otherwise.


                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company's common stock as reported on The Nasdaq Stock Market(R). The Company's common stock began trading on The Nasdaq Stock Market(R) on November 17, 1998 under the symbol "MBFC". These quotations represent the prices between dealers and do not include retail mark ups, mark downs or commissions and may not represent actual transactions. All share values have been rounded to the nearest 1/8 of one dollar.

   1998                               HIGH                        LOW
   ----                             --------                    -------
Fourth quarter                        11 3/4                      9 1/2

   1999                               HIGH                        LOW
   ----                             --------                    -------
First quarter                          9 5/8                          9
Second quarter                        10 1/2                      9 1/4
Third quarter                         10 1/8                      9 7/8
Fourth quarter                            12                          9

         On February 15, 2000, the last reported sales price of the Common Stock reported on The Nasdaq Stock Market(R) was $7.62 per share. As of December 31, 1999, there were approximately 53 holders of record of the Common Stock. However, management estimates that the number of beneficial owners is approximately 600.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS ENVIRONMENT AND RISK FACTORS

         The following discussion provides certain information regarding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

         Information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or comparable words. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. Also, readers are urged to read "Risk Factors" in the Company's Registration Statement on Form SB-2, SEC registration number 333-63369, which discussion is specifically incorporated herein by reference. Accordingly, past results and trends may not be reliable indicators of future results or trends. Actual results may vary materially from those anticipated by management.


OVERVIEW

         Since inception, the Company, through the Bank, has specialized its lending practice in the residential construction industry. The Company's Chairman has extensive experience in the home building industry and has expanded the Bank's lending practice to date such that the Bank is one of the Denver, Colorado area's leading originators of land development and residential construction loans to small- and medium-sized homebuilders. Currently, the Bank can finance a builder or developer from the acquisition and development loan process, including assistance with special district financing, through the construction loan phase. Empire provides a full range of title insurance products and services to the real estate community, including homebuilders and real estate firms.

         The Company achieved significant growth measured from the end of 1997. Total assets have increased to $328 million as of December 31, 1999 from $231 million and $158 million as of December 31, 1998 and December 31, 1997, respectively. This represents a 40.3% average growth in assets over the past three years. During the same time period, net income increased to $6.1million for the year ended December 31, 1999 from $3.8 million and $2.8 million for the years ended December 31, 1998 and 1997, respectively. The $2.3 million increase in net income for 1999 represents a 61.5% increase over the net income for 1998. During the past three years ended December 31, 1999, the Company's return on average assets and return on average equity has averaged 2.02% and 23.89%, respectively. For the year ended December 31, 1999, return on average assets for the Company equaled 2.21% while return on average equity equaled 19.40%.


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

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                              1999                               1998
                                                              ----                               ----
                                                            INTEREST    AVERAGE                  INTEREST    AVERAGE
                                                AVERAGE       EARNED     YIELD      AVERAGE      EARNED      YIELD
                                                BALANCE      OR PAID    OR COST     BALANCE      OR PAID    OR COST
                                               ---------    ---------   -------    ---------    ---------   -------
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
    Investment securities:
       Taxable                                 $   7,959    $     504      6.33%   $   5,290    $     318      6.01%
       Tax exempt (tax equivalent)                10,011        1,327     13.26        8,347        1,126     13.49
    Funds sold and interest-bearing deposits       2,013           96      4.77       11,502          643      5.59
    Loans (1)                                    231,159       27,172     11.75      150,951       18,464     12.23
    Allowance for loan losses                     (3,058)          --        --       (2,318)          --        --
    Other                                             --           --        --           --           --        --
                                               ---------    ---------   -------    ---------    ---------   -------
       Total interest-earning assets           $ 248,084    $  29,099     11.73    $ 173,772    $  20,551     11.83
                                               =========    =========   =======    =========    =========   =======

INTEREST-BEARING LIABILITIES
    Interest-bearing deposits:
       Demand, interest-bearing                $  73,094    $   2,756      3.77%   $  68,948    $   3,039      4.41
       Savings                                     6,870          151      2.20        5,488          170      3.10
       Certificates of deposit:
         Under $100,000                           45,346        2,413      5.32       32,098        1,850      5.76
         $100,000 and over                        43,819        2,441      5.57       12,354          683      5.53
                                               ---------    ---------   -------    ---------    ---------   -------
       Total interest-bearing deposits           169,129        7,761      4.59      118,888        5,742      4.83
    Advances from the Federal Home Loan
        Bank and federal funds purchased (3)       7,560          405      5.36        1,094           99      9.05
    Notes payable                                     --           --        --          167           19     11.38
    Trust preferred securities                    12,000        1,108      9.23       11,000          959      8.72
    Repurchase agreements                            499           21      4.21          693           35      5.05
                                               ---------    ---------   -------    ---------    ---------   -------
       Total interest-bearing liabilities      $ 189,188    $   9,295      4.91    $ 131,842    $   6,854      5.20
                                               =========    =========   =======    =========    =========   =======

    Net interest income (tax equivalent)                    $  19,804                           $  13,697
                                                            =========                           =========

    Net interest margin (2)                                                7.98%                               7.88%
    Net interest spread                                                    6.82%                               6.63%
Ratio of average interest-bearing liabilities
    to average interest-earning assets             76.26%                              75.87%

-----------
        (1) Loans are net of unearned discount. Nonaccrual loans are included in average loans outstanding. Loan fees are included in interest income as follows: 1999 - $4,549,549; 1998 - $3,566,820.
        (2) Net interest margin is net interest income divided by average total earning assets
        (3) Includes a one-time prepayment penalty incurred on the early retirement of FHLB advances which management determined was advantageous to the Company compared to the cost of such funds.
        (4) Interest earned or paid includes interest paid to the Bank on the common securities held plus amortized cost of issuance

         Net interest income, on a tax-equivalent basis, was $19.8 million for the year ended December 31, 1999, an increase of $6.1 million from $13.7 million in 1998. Interest income increased $8.5 million to $29.1 million in 1999 from $20.6 million in 1998. A significant component of interest earned on loans consists of loan fees. Because the majority of the construction loans are real estate loans with terms of one year or less, any decrease in real estate loan production can be expected to have an adverse effect on loan fees. See "Loan Maturities". This increase resulted primarily from an increase of $74.3 million in average interest-earning assets to $248.1 million in 1999 from $173.8 million in 1998. The majority of the asset growth was due to growth in the loan portfolio. Average loans increased $80.2 million or 51.3% to $231.2 million in 1999 from $151.0 million in 1998 due primarily to the Company's continuing growth. The change in the relative mix of interest-earning assets other than loans was due primarily to the Company's objective of maximizing its yield on funds not used for loans, including investing in double tax exempt securities. The average yield on interest-earning assets decreased to 11.72% in 1999 from 11.83% in 1998 on a tax equivalent basis.

         Interest expense increased $2.3 million to $9.2 million in 1999 from $6.9 million in 1998. A $31.5 million increase in certificates of deposits over $100,000 accounted for $1.8 million of the increase. These deposits increased due to the Company's growth, including the use of wholesale deposits and the addition of a new branch in 1999. Changes in the relative mix of average interest-bearing liabilities included a $6.5 million increase in advances from the FHLB. The cost of interest-bearing liabilities for the years ended December 31, 1999 and 1998 was 4.88% and 5.20%, respectively, and, when combined with noninterest-bearing deposits, the cost of funds was 3.79% in 1999 compared to 3.86% in 1998. The net interest margin, on a tax-equivalent basis, increased to 7.99% in 1999 from 7.88% in 1998, primarily as a result of higher levels of interest earning assets due to loan growth.

         The following table illustrates, for the periods indicated, the changes in the Company's net interest income (on a tax-equivalent basis) due to changes in volume and changes in interest rates. Changes in net interest income due to both volume and rate have been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                        YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                        1999 COMPARED TO 1998:            1998 COMPARED TO 1997:
                                                         ----------------------           -----------------------
                                                         INCREASE (DECREASE) IN           INCREASE (DECREASE) IN
                                                           NET INTEREST INCOME              NET INTEREST INCOME
                                                            DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                            ----------------                 ----------------
                                                      VOLUME      RATE       TOTAL     VOLUME       RATE      TOTAL
                                                      -------    -------    -------    -------    -------    -------
                                                                              (IN THOUSANDS)
Interest-earning assets:
    Interest-earning securities
   Taxable                                            $   191    $    (5)   $   186    $    48    $   (16)   $    32
   Tax exempt (tax equivalent)                            221        (20)       201        227          2        229
   Funds sold                                            (322)      (225)      (547)       (77)        22        (55)
   Loans                                                9,428       (720)     8,708      5,111       (453)     4,658
   Other                                                   --         --         --         --         --         --
                                                      -------    -------    -------    -------    -------    -------
          Total interest-earning assets                 9,518       (970)     8,548      5,309       (445)     4,864
                                                      -------    -------    -------    -------    -------    -------

Interest-bearing liabilities:
   Demand, interest bearing                               157       (440)      (283)       687       (101)       586
   Savings                                                 30        (49)       (19)        22        (12)        10
   Certificates of deposit:
       Under $100,000                                     704       (141)       563        392         14        406
       $100,000 and over                                1,753          5      1,758        144        (39)       105
   Advances from the Federal Home
       Loan Bank and federal funds purchased              346        (40)       306       (107)        54        (53)
   Notes payable and trust preferred securities           107         23        130        722         77        799
Repurchase agreement                                       (8)        (6)       (14)        35         --         35
                                                      -------    -------    -------    -------    -------    -------
            Total interest-bearing liabilities          3,089       (648)     2,441      1,895         (7)     1,888
                                                      -------    -------    -------    -------    -------    -------
            Net increase (decrease) in net interest
                 income (tax equivalent)              $ 6,429    $  (322)   $ 6,107    $ 3,414    $  (438)   $ 2,976
                                                      =======    =======    =======    =======    =======    =======


         OTHER INCOME. The following table sets forth the Company's other income for the indicated periods.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                      1999             1998
                                                     ------           ------
                                                          (IN THOUSANDS)
Title fees                                           $2,590           $   --
Service charges                                         518              144
Bank charges                                            485              394
Building rent                                           164              118
Gain on sale of investment securities                   246               46
Other                                                   498              291
                                                     ------           ------
        Total other income                           $4,501           $  993
                                                     ======           ======

         Other income for the year ended December 31, 1999 compared to 1998 increased due primarily to title fees attributable to Empire and additional fee income from an increase in service fees. Increased expenses offset revenue received in title fees from Empire. With rising interest rates and fewer opportunities to refinance properties, Empire experienced a loss for the year ended December 31, 1999 of approximately $142,000. The Company received a request to change the ticker symbol for the Trust Preferred Securities issued by MB Capital I. These securities traded under the symbol "MFC.Pr.A" on the American Stock Exchange. At the request of the New York Stock Exchange, the Company agreed to change its trading symbol to "MFG.Pr.A" to accommodate another company. Additional miscellaneous income of $100,000 was realized through compensation for relinquishing the rights to the ticker symbol "MFC".

         OTHER EXPENSES. The following table sets forth the Company's operating expenses for the indicated periods.

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    1999            1998
                                                   -------         -------
                                                       (IN THOUSANDS)
Salaries and employee benefits                     $ 7,549         $ 4,100
Occupancy expense of premises                        1,328             971
Furniture and equipment expense                        702             447
Cost of title fees                                     529              --
Service fees                                           202             252
Legal fees                                             217              99
Indemnification and guarantee fees                      --             350
Settlement with related company                         --             355
Other expenses                                       2,623           1,479
                                                   -------         -------
     Total other expenses                          $13,150         $ 8,053
                                                   =======         =======

         During the year ended December 31, 1999 total operating expenses increased $5.1 million to $13.2 million from $8.1 million in 1998, with increases occurring among the various components of salaries and occupancy related expenses due to the Company's continued growth and the additional title expenses, personnel and occupancy expenses associated with Empire.

         FEDERAL INCOME TAX. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expenses totaling $3.4 million in 1999 and $1.9 million in 1998.

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

                                                              DECEMBER 31,
                                                              ------------
                                                         1999                  1998
                                                         ----                  ----
                                                 AMOUNT       %        AMOUNT        %
                                               ---------    ------   ---------    ------
                                                          (DOLLARS IN THOUSANDS)
Land development and construction              $ 204,333      76.2%  $ 136,243      72.9%
Commercial                                        61,944      23.1      47,225      25.3
Installment and other                              7,646       2.9       7,910       4.2
Mortgage                                              --        --          --        --
Loans held for sale                                   --        --          --        --
                                               ---------    ------   ---------    ------
Total face amount of loans                       273,923     102.2     191,378     102.4
Deferred loan fees, discounts and costs, net      (2,124)     (0.8)     (1,776)     (1.0)
                                               ---------    ------   ---------    ------
Loans                                            271,799     101.4     189,602     101.4
Less allowance for loan losses                    (3,674)     (1.4)     (2,610)     (1.4)
                                               ---------    ------   ---------    ------
Net loans                                      $ 268,125     100.0%  $ 186,992     100.0%
                                               =========    ======   =========    ======

           Loans as of December 31, 1999 were up $82.2 million compared to December 31, 1998, principally due to greater amounts of construction and commercial loans, which reflect the Company's growth discussed above. The weighted average interest rate of the loan portfolio at December 31, 1999 was 11.51%.

         The Company's two primary categories of loans, land development and construction loans and commercial loans, trended upward as indicated. These loans as a group were $266.3 million over the $183.5 million balance as of December 31, 1998, with the majority being construction loans, up $68.1 million over 1998.

         Installment loans decreased slightly with a balance of $7.6 million as of December 31, 1999 compared to $7.9 million as of December 31, 1998.

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

         At December 31, 1999, net loans totaled approximately 100.5% of total deposits and approximately 81.8% of total assets.

         LOAN MATURITIES. The following tables present, at December 31, 1999 and December 31, 1998, loans by maturity in each major category of the Company's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

                                                                      DECEMBER 31, 1999
                                                                      -----------------
                                                      OVER ONE YEAR
                                                    THROUGH FIVE YEARS            OVER FIVE YEARS
                                     ONE YEAR    --------------------------   -------------------------
                                     OR LESS     FIXED RATE   FLOATING RATE   FIXED RATE  FLOATING RATE     TOTAL
                                    ---------    ----------   -------------   ----------  -------------   ---------
                                                           (IN THOUSANDS)
Land development and construction   $ 203,645    $      644   $          --   $       44  $          --   $ 204,333
Commercial                             45,665        13,028             911        2,340             --      61,944
Installment and other                   4,663         2,901              --           82             --       7,646
Mortgage                                   --            --              --           --             --          --
                                    ---------    ----------   -------------   ----------  -------------   ---------
       Total face amount of loans   $ 253,973    $   16,573   $         911   $    2,466  $          --   $ 273,923

Deferred loans fees                    (1,969)         (129)             (7)         (19)            --      (2,124)
                                    ---------    ----------   -------------   ----------  -------------   ---------
       Total loans                  $ 252,004    $   16,444   $         904   $    2,447  $          --   $ 271,799
                                    =========    ==========   =============   ==========  =============   =========


                                                                      DECEMBER 31, 1998
                                                                      -----------------
                                                      OVER ONE YEAR
                                                    THROUGH FIVE YEARS            OVER FIVE YEARS
                                     ONE YEAR    --------------------------   -------------------------
                                     OR LESS     FIXED RATE   FLOATING RATE   FIXED RATE  FLOATING RATE     TOTAL
                                    ---------    ----------   -------------   ----------  -------------   ---------
                                                           (IN THOUSANDS)
Land development and construction   $ 132,583    $   2,307    $          --   $    1,353  $          --   $ 136,243
Commercial                             30,049       13,460              115        3,601             --      47,225
Installment and other                   4,469        3,354               --           87             --       7,910
Mortgage                                   --           --               --           --             --          --
                                    ---------    ----------   -------------   ----------  -------------   ---------
        Total face amount of loans  $ 167,101    $  19,121    $         115   $    5,041  $          --   $ 191,378

Deferred loans fees                    (1,551)        (178)              --          (47)            --      (1,776)
                                    ---------    ----------   -------------   ----------  -------------   ---------
        Total loans                 $ 165,550    $  18,943    $         115   $    4,994  $          --   $ 189,602
                                    =========    ==========   =============   ==========  =============   =========

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

         Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company did not have any restructured loans as of December 31, 1999 or December 31, 1998.

         The following table sets forth information concerning the nonperforming assets of the Company at the dates indicated:

                                                            DECEMBER 31,
                                                            ------------
                                                      1999               1998
                                                     -------            -------
                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans                                     $ 4,095            $ 3,388
Other loans 90 days past due                              --                 --
Other real estate                                         --                 --
                                                     -------            -------
Total nonperforming loans                            $ 4,095            $ 3,388
                                                     =======            =======
Ratio of nonaccrual and other loans 90
          days past due to total loans                  1.51%              1.81%
Ratio of nonperforming assets to total loans
          plus other real estate                        1.51               1.81
Ratio of nonperforming assets to total assets           1.25               1.47

         Of the amount of nonaccrual loans as of December 31, 1999, approximately $1.2 million is the Bank's portion of a $3.0 million loan, which was subject to a Chapter 11 bankruptcy proceeding. The loan is a consolidation of four loans made at various times during 1994, 1995 and 1997 in connection with a real estate development on which the developer had constructed a residential building assembly plant. The loans are secured by real estate, certificates of deposit, and two personal guarantees from the owners of the developer, as well as a guarantee by a related limited partnership. When the loans were consolidated, additional collateral in the form of an assignment of a promissory note was taken. The loans have been discharged from the bankruptcy. Principal payments of $1.1 million were received during 1999.

         In addition to the above, the Bank has approximately $1.9 million of a $2.1 million loan that were placed on nonaccrual status in December 1999. The loan was originated as a commercial construction loan for a mini-storage facility. The construction is complete and the mini-storage is open for business. Real estate, two personal guarantees and a guarantee by a related corporation secure the loan. Foreclosure proceedings have been initiated.

         The Bank also has $0.9 million of a $1.3 million loan on nonaccrual. This loan was placed on nonaccrual status at the end of 1998. The loan was cured during the year and a principal reduction of approximately $1.5 million was made in May 1999. This loan was placed back on nonaccrual status in August 1999. The loan originated as an acquisition and development loan and is secured by real estate. The Bank has started foreclosure proceedings.

         Management believes that the Company is adequately protected on these loans. Management is not aware of any adverse trend relating to the Company's loan portfolio.

         As of December 31, 1999, there was no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.

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

         The following table sets forth information regarding changes in the allowance for loan losses of the Company for the periods indicated.


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                 1999          1998
                                               ---------     ---------
                                                (DOLLARS IN THOUSANDS)
Average total loans                            $ 231,159     $ 150,951
                                               =========     =========
Total loans at end of period                   $ 271,799     $ 189,602
                                               =========     =========
Allowance at beginning of year                 $   2,610     $   2,083
Charge-offs:
   Land development and construction                  --            --
   Commercial and industrial                         (86)           (2)
   Installment                                        (7)           (8)
   Mortgage                                           --            --
   Other                                              --            --
                                               ---------     ---------
          Total charge-offs                          (93)          (10)
Recoveries:
   Land development and construction                  --            --
   Commercial and industrial                          --             3
   Installment                                         2             4
   Mortgage                                           --            --
   Other                                              --            --
                                               ---------     ---------
          Total recoveries                             2             7
                                               ---------     ---------

Net (charge-offs) recoveries                         (91)           (3)
Provisions for loan losses                         1,155           530
                                               ---------     ---------
Allowance at end of period                     $   3,674     $   2,610
                                               =========     =========

Ratio of net (charge-offs) recoveries
       to average total loans                      (0.04%)       (0.00%)
Allowance to total loans at end of period           1.35%         1.38%
Allowance to nonperforming loans                   89.72%        77.04%

         Net charge-offs during 1999 totaled approximately $91,000 or less than (0.04)% of average loans compared to net charge-offs of approximately $3,000 or less that 0.01% of average loans in 1998.

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

         The following tables set forth an allocation of the allowance for loan losses by loan category as of the dates indicated. When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current and projected economic conditions. The portion of the allowance that has not been identified by the Bank as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the following table only.

                                                                  DECEMBER 31,
                                                                  ------------
                                                      1999                             1998
                                                      ----                             ----
                                                            LOANS IN                        LOANS IN
                                                           CATEGORY                         CATEGORY
                                                             AS A                             AS A
                                              AMOUNT       PERCENTAGE         AMOUNT       PERCENTAGE
                                             OF GROSS       OF TOTAL         OF GROSS       OF TOTAL
                                            ALLOWANCE(1)     LOANS          ALLOWANCE(1)      LOANS
                                            ------------   ----------       ------------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Land development and construction           $      2,577         74.6%      $      1,463         71.2%
Commercial and industrial                          1,020         22.6              1,058         24.7
Installment and other                                 77          2.8                 89          4.1
                                            ------------   ----------       ------------   ----------
          Total                             $      3,674        100.0%      $      2,610        100.0%
                                            ============                    ============

----------
(1) For purposes of this table only, the portion of the allowance that has not been identified by the Bank as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis.

         The total loan loss reserve at December 31, 1999 was $3.7 million or 1.35% of total loans and 89.7% of nonperforming assets. The majority of the loan loss reserve increase at December 31, 1999 compared to December 31, 1998 was included in the land development and construction category.

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

         The Company's investment portfolio at December 31, 1999 was comprised of U.S. Treasury bonds, corporate equity and debt securities, and general obligation and revenue municipal bonds. Although the municipal securities are non-rated and were privately placed, none of these investments are derivatives, structured notes or similar instruments that are classified as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Counsel. In accordance with the principles of the Financial Accounting Standards Board ("FASB") in its Statement of Financial Accounting Standards No. 115 ("FASB 115"), Accounting for Certain Investment in Debt and Equity Securities, all investments are accounted for as "Available for Sale."

         The following table sets forth the estimated market value of the available for sale securities and the amortized cost basis of held to maturity securities in the Company's investment portfolio by type at the dates indicated.


                                                            DECEMBER 31,
                                                            ------------
                                                      1999                1998
                                                     -------            --------
                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities                             $ 3,983            $  4,549
Corporate securities                                     843               2,741
Equity investment trust                                  373                  --
Municipal securities (1)                              12,909               7,982
                                                     -------            --------
          Total                                      $18,108            $ 15,272
                                                     =======            ========

----------
         (1)  Exempt from both federal and state income taxation.

         INVESTMENT MATURITIES AND YIELD. The following table sets forth the estimated market value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 1999.

                                    DECEMBER 31, 1999
                                    -----------------
      TYPE AND MATURITY                                     AMOUNT      YIELD
      -----------------                                     ------      -----
                                                          (DOLLARS IN THOUSANDS)
U.S. TREASURY SECURITIES:
  One year or less                                          $ 1,500      6.21%
  Over one through five years                                 2,483      5.60
  Over five through 10 years                                     --        --
  Over 10 years                                                  --        --
                                                            -------
         Total                                              $ 3,983      5.83
                                                            =======

CORPORATE SECURITIES:
  One year or less                                          $    --        --
  Over one through five years                                    --        --
  Over five through 10 years                                     --        --
  Over 10 years                                                 843      8.60
                                                            -------
         Total                                              $   843      8.60
                                                            =======

MUNICIPAL SECURITIES:
  One year or less                                          $    --        --
  Over one through five years                                 1,069      9.04
  Over five through 10 years                                    558      9.00
  Over 10 years                                              11,282      8.72
                                                            -------
         Total                                              $12,909      8.76
                                                            =======

TOTAL INVESTMENT IN SECURITIES:
  One year or less                                          $ 1,500      6.21
  Over one through five years                                 3,551      6.63
  Over five through 10 years                                    558      9.00
  Over 10 years                                              12,126      8.71
                                                            -------
         Total                                              $17,735      8.09
                                                            =======

         DEPOSITS. The Company's primary source of funds has historically been customer deposits, and deposits have experienced significant growth in recent years with average deposits increasing to $219.5 million for the year ended December 31, 1999 from $164.4 million for the year ended December 31, 1998. These increases are primarily a result of internal growth with the opening of one new branch in 1999, and one branch in 1998 and the addition of $58.1 million in deposits from other sources. Management has determined that wholesale sources of deposits provide a cost effective and profitable means of funding new loan growth that cannot be funded from internal sources. These wholesale deposits bear interest at rates ranging from 5.25% to 6.72% and have maturities of various dates through February 2002. At December 31, 1999, noninterest-bearing deposits comprised 21.4% of total deposits. Management believes this ratio may decrease as the mix of deposits in new branches tend to be more interest-bearing rather than noninterest-bearing due to start up marketing activities.

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the period indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                            1999                      1998
                                                            ----                      ----
                                                                AVERAGE                    AVERAGE
                                                     AVERAGE    INTEREST         AVERAGE   INTEREST
                                                     BALANCE      COST           BALANCE     COST
                                                    ---------   --------       ---------   --------
                                                                      (DOLLARS IN THOUSANDS)
Demand, interest-bearing                            $  73,094       3.77%      $  68,948       4.41%
Savings                                                 6,870       2.20           5,488       3.10
Certificates of deposit under $100,000                 45,346       5.32          32,098       5.76
Certificates of deposit $100,000 and over              43,819       5.57          12,354       5.52
                                                    ---------                  ---------

        Total interest-bearing demand deposits        169,129       4.59       $ 118,888       4.83

Noninterest-bearing demand deposit                     50,343                     45,545
                                                    ---------                  ---------
        Total Deposits                              $ 219,472                  $ 164,433
                                                    =========                  =========

The decreases in average costs were due primarily to a lower interest rate environment.

         The following table sets forth the amount of certificates of deposits at their stated rates as of December 31, 1999:

                         (DOLLARS IN THOUSANDS)
3.99% or less                 $    1,439
4.00% to 4.99%                     9,807
5.00% to 5.99%                    80,806
6.00% to 6.99%                    37,494
                              ----------
      Total                   $  129,546
                              ==========

Weighted average interest rate      5.59%

         At December 31, 1999, the scheduled maturities of certificates of deposit were are follows:

                              (IN THOUSANDS)
2000                            $116,857
2001                              10,822
2002                               1,491
2003                                 257
2004                                  43
Thereafter                            76
                                --------
      Total                     $129,546
                                ========

         The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1999.

REMAINING MATURITY            (IN THOUSANDS)
Less than three months           $ 5,600
Three months up to six months     15,886
Six months up to one year         53,089
One year and over                  7,687
                                 -------
         Total                   $82,262
                                 =======

         FHLB BORROWINGS. The Bank is a member of the Federal Home Loan Bank of Topeka, which is one of 12 regional FHLB's. The FHLB system functions as a central bank providing credit for members. As a member of the FHLB, the Bank is entitled to borrow funds from the FHLB and is required to own FHLB stock in an amount determined by a formula based upon the Bank's total assets and its FHLB borrowings. The Bank may use FHLB borrowings to supplement deposits as a source of funds. See "Liquidity--Asset/Liability Management." Average FHLB borrowings for the year ended December 31, 1999 were $7.6 compared to $409,000 for the year ended December 31, 1998. At December 31, 1999, based on its FHLB stockholdings, the Bank's total available and unused borrowing capacity based on the Bank's current FHLB stockholdings was approximately $11 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by the Bank's FHLB stock, other investment securities and certain loans.

         A variety of borrowing terms and maturities can be chosen from the FHLB. Maturities available range generally from one day to 15 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The FHLB offers both amortizing and nonamortizing advances. To date, FHLB stock has been redeemable at the preset price of $100 per share, but there can be no assurance that this will continue to be the case.


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

         The following tables set forth the Company's capital ratios as of the indicated dates.

                                                                      CAPITAL RATIOS
                                                      DECEMBER 31,                         DECEMBER 31,
                                                          1999                                1998
                                                          ----                                ----
                                                 AMOUNT           RATIO             AMOUNT            RATIO
                                               ---------         -------           ---------         -------
                                                                 (DOLLARS IN THOUSANDS)
Core (Tier 1) capital                          $  34,038           10.64%          $  28,410           12.53%
Core (Tier 1) capital minimum requirement (1)     12,801            4.00               9,069            4.00
                                               ---------         -------           ---------         -------
Excess                                         $  21,237            6.64%          $  19,341            8.53%
                                               =========         =======           =========         =======

Tangible capital                               $  34,038           10.64%          $  28,410           12.53%
Tangible capital minimum requirement (1)           4,795            1.50               3,401            1.50
                                               ---------         -------           ---------         -------
Excess                                         $  29,243            9.14%          $  25,009           11.03%
                                               =========         =======           =========         =======

Adjusted tangible assets                       $ 320,027                           $ 226,731
                                               =========                           =========

---------

(1) Based on risk-based capital guidelines of the Office of Thrift Supervision, a savings association is required to maintain a Core (Tier 1) capital requirement of 4% of adjusted tangible assets and a tangible capital requirement of 1.5% of tangible assets. See "Supervision and Regulation--Federal Savings Association Regulation - OTS Capital Requirements" for definitions of the ratio terms.

                                                             RISK-BASED CAPITAL RATIOS
                                                  DECEMBER 31,                       DECEMBER 31,
                                                      1999                              1998
                                                      ----                              ----
                                             AMOUNT          RATIO             AMOUNT           RATIO
                                           ---------        -------           ---------        -------
                                                               (DOLLARS IN THOUSANDS)
Total risk-based capital                   $  37,345          12.90%          $  30,315          15.38%
Minimum requirement (1)                       23,154           8.00              15,766           8.00
                                           ---------        -------           ---------        -------
Excess                                     $  14,191           4.90%          $  14,549           7.38%
                                           =========        =======           =========        =======

Total risk-based assets                    $ 289,422                          $ 197,077
                                           =========                          =========

----------

(1) Based on risk-based capital guidelines of the Office of Thrift Supervision, a savings association generally is defined to maintain a total capital to risk-based assets ratio of 8%. See "Supervision and Regulation--Federal Savings Association Regulation - OTS Capital Requirements" for definitions of terms relating to the ratio.


LIQUIDITY

         SOURCES OF LIQUIDITY. The Company has two basic sources of liquidity. The first source is its retail deposit market served by its banking offices. The Company has increased core deposits through growth of its existing deposits and through promotions directed at existing and potential customers. Additionally, in compliance with the Bank's Liquidity Policy, the Company supplemented retail deposit growth by obtaining deposits of $29.4 million from other sources during the fourth quarter ended December 31, 1999. Deposits increased to $266.8 million at December 31, 1999 compared to $189.9 million at December 31, 1998. Deposits from other sources totaled approximately $58.1 million at December 31, 1999. Management's determination to use an outside funding source may continue in the future depending on funding needs and the cost of these funds. Currently, wholesale sources increase the Bank's cost of interest-bearing liabilities by approximately 0.08%, effectively securing funds at an overall lower rate than if the Bank had to internally generate additional deposits through promotions or other methods.

         The second source of the Company's liquidity is Federal Home Loan Bank ("FHLB") advances and Company lines of credit. FHLB advances are used in the cash management function both to fund a portion of the investment portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At December 31, 1999 the Company had borrowed $11 million from the FHLB and its other lenders and had available $11 million of unused borrowing capacity from the FHLB and $16.7 million from its other lenders. . During the fourth quarter, the Company elected to borrow short-term funds in addition to seeking additional deposits from customers and other sources. The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, other lending sources, loan repayments, loan sales and retained earnings to provide liquidity, and will use funds so provided primarily to make loans and to purchase investment securities.

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

         The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1999, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

                                                             ESTIMATED MATURITY OR REPRICING AT
                                                                      DECEMBER 31, 1999
                                                           ----------------------------------------
                                                           THREE MONTHS
                                              LESS THAN    TO LESS THAN      ONE TO        OVER
                                             THREE MONTHS    ONE YEAR      FIVE YEARS    FIVE YEARS     TOTAL
                                             ------------  ------------    ----------    ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Funds sold and interest-bearing deposits   $      9,384  $         83    $       --    $       --   $   9,467
  Investment securities available for sale            501           999         3,551        12,684      17,735
  Loans                                           271,622           104            73            --     271,799
                                             ------------  ------------    ----------    ----------   ---------
  Total interest-earning assets                   281,507         1,186         3,624        12,684     299,001

Interest-bearing liabilities:
  Deposits:
    Demand, interest-bearing                       73,292            --            --            --      73,292
    Savings                                         6,747            --            --            --       6,747
    Certificates of deposit
      under $100,000                               14,413        27,869         4,926            76      47,284
      $100,000 and over                             5,600        68,975         7,687            --      82,262

  Federal Home Loan Bank borrowings                11,000            --            --            --      11,000
  Trust preferred securities                           --            --            --        12,000      12,000
  Repurchase agreements                               358            --            --            --         358
                                             ------------  ------------    ----------    ----------   ---------


  Total interest-bearing liabilities              111,410        96,844        12,613        12,076     232,943
                                             ------------  ------------    ----------    ----------   ---------

Interest rate gap                            $    170,097  $    (95,658)   $   (8,989)   $      608   $  66,058
                                             ============  ============    ==========    ==========   =========

Cumulative interest rate gap at
  December 31, 1999                          $    170,097  $     74,439    $   65,450    $   66,058
                                             ============  ============    ==========    ==========

Cumulative interest rate gap
  to total assets                                   51.92%        22.72%        19.98%        20.16%
                                             ============  ============    ==========    ==========

         Due to the volume of loans that reprice with changes in the prime lending rate and the volume of noninterest-bearing deposits, the Company has experienced a positive gap in assets and deposits that reprice or mature in less than three months. Of the total interest-earning assets at December 31, 1999, 94.2% reprice or mature in less than three months while 47.8% of all interest-bearing liabilities reprice or mature in that same time frame. The Bank's positive interest rate gaps indicate that the Bank's net income would increase in the event of rising interest rates and would decrease in the event of decreasing interest rates. In the highly unlikely event of an immediate, parallel and sustained shift of market interest rates of 200 basis points, management estimates that the Bank's net income during the 12 months ending December 31, 2000 would likely increase greater than 10% compared to the prior like 12-month period if interest rates rose by 200 basis points and likely fall by greater than 10% compared to the prior like 12-month period if rates fell of the same amount. These are good faith estimates assuming all other factors do not change materially, and, in management's belief, are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is highly unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, future results could, in management's belief, be materially different from the foregoing estimates.


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


YEAR 2000 COMPLIANCE

         The Company did not experience any problems with the date change to year 2000 or the date value for the year 2000. Expenses incurred during fiscal year 1999 associated with year 2000 compliance totaled approximately $70,000.



ITEM 7.       FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
MegaBank Financial Corporation
Englewood, Colorado

         We have audited the consolidated balance sheet of MegaBank Financial Corporation and Subsidiaries as of December 31, 1999 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MegaBank Financial Corporation and Subsidiaries at December 31, 1999 and the consolidated results of their operations and consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                   /s/Fortner, Bayens, Levkulich and Co., P.C.








Denver, Colorado
January 14, 2000

                         MEGABANK FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS
Cash and due from banks                                                      $   3,133
Federal funds sold                                                               9,350
Other interest-bearing deposits                                                    117
                                                                             ---------
  Cash and cash equivalents                                                     22,600

Investment securities available for sale                                        18,108

Loans                                                                          271,799
Less allowance for loan losses                                                  (3,674)
                                                                             ---------
                                                                               268,125

Federal Home Loan Bank stock, at cost                                              944
Bank premises, leasehold improvements and equipment, net                        10,289
Investment in title plant                                                          670
Accrued interest receivable                                                      1,611
Deferred tax asset                                                               1,201
Trust preferred securities issuance costs, net                                     703
Goodwill                                                                         2,919
Other assets                                                                       464
                                                                             ---------
                                                                             $ 327,634
                                                                             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits                                                                   $ 266,800
  Federal Home Loan Bank borrowings                                             11,000
  Securities sold under agreements to repurchase                                   358
  Income taxes payable                                                             520
  Accrued interest payable                                                         886
  Other liabilities                                                              1,147
                                                                             ---------
          Total liabilities                                                    280,711

Company obligated manditorily redeemable preferred securities of
  subsidiary trust holding solely Junior Subordinated Debentures                12,000

Minority interest in consolidated subsidiary                                       333

Commitments (notes B, C, K and L)

Shareholders' equity
  Preferred stock; no par value, 10,000,000 shares authorized, none issued          --
  Common stock; no par value, 50,000,000 shares authorized,
    7,776,709 shares issued and outstanding                                     15,473
  Retained earnings                                                             19,529
  Accumulated other comprehensive income                                          (412)
                                                                             ---------
                                                                                34,590
                                                                             ---------
                                                                             $ 327,634
                                                                             =========

The accompanying notes are an integral part of this statement.

                         MEGABANK FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          YEARS ENDED DECEMBER 31, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  1999        1998
                                                --------    --------
Interest income
  Loans, including fees                         $ 27,172    $ 18,464
  Taxable investment securities                      504         318
  Nontaxable investment securities                   876         743
  Funds sold                                          47         463
  Other interest                                      49         181
                                                --------    --------
     Total interest income                        28,648      20,169

Interest expense
  Deposits                                         7,761       5,742
  Borrowed funds                                     426         134
  Trust preferred securities                       1,108         959
  Notes payable                                       --          19
                                                --------    --------
          Total interest expense                   9,295       6,854
                                                --------    --------
          Net interest income                     19,353      13,315


Provision for loan losses                          1,155         530
                                                --------    --------


Net interest income after provision for
     loan losses                                  18,198      12,785

Other income
  Title policy revenues and fees                   2,590          --
  Service charges on deposit accounts              1,003         538
  Gain on sale of investment securities              246          46
  Other income                                       662         409
                                                --------    --------
     Total other income                            4,501         993

Other expenses
  Salaries and employee benefits                   7,549       4,100
  Occupancy expenses of premises                   1,328         971
  Furniture and equipment expense                    702         447
  Cost of title fees                                 529          --
  Service fees                                       202         252
  Legal fees                                         217          99
  Goodwill amortization                               90          --
  Minority interest in loss of subsidiary            (60)         --
  Indemnification and guarantee fees (note N)         --         350
  Settlement with related  company (note N)           --         355
  Other expenses                                   2,593       1,479
                                                --------    --------
     Total other expenses                         13,150       8,053
                                                --------    --------

     Income before income taxes                    9,549       5,725

Income tax expense                                 3,403       1,920
                                                --------    --------

NET INCOME                                      $  6,146    $  3,805
                                                ========    ========

Earnings per share
  Basic                                         $   0.80    $   0.58
                                                ========    ========
  Diluted                                       $   0.79    $   0.58
                                                ========    ========

The accompanying notes are an integral part of this statement.

                         MEGABANK FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                             1999        1998
                                            -------    -------
Net income                                  $ 6,146    $ 3,805

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment
    securities available for sale              (446)        (5)
                                            -------    -------

Other comprehensive income (loss)              (446)        (5)
                                            -------    -------

Comprehensive income                        $ 5,700    $ 3,800
                                            =======    =======





The accompanying notes are an integral part of this statement.

                         MEGABANK FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        TWO YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                                                                   Accumulated
                                                                                      other
                                                          Common       Retained   comprehensive
                                                          stock        earnings       income         Total
                                                         --------     ----------  --------------   ---------
Balance at January 1, 1998                               $  1,961     $    9,578  $           39   $  11,578

Issuance of 1,200,000 shares of common
  stock initial public offering at $11 per
  share, less selling expenses of $1,187,000               12,013             --              --      12,013

Net income                                                     --          3,805              --       3,805

Other comprehensive income (loss)                              --             --              (5)         (5)
                                                         --------     ----------  --------------   ---------

Balance at December 31, 1998                               13,974         13,383              34      27,391

Issuance of 162,369 shares of common
  stock in connection with the acquisition of
  Empire Title & Escrow Corporation (note B)                1,499             --              --       1,499

Net income                                                     --          6,146              --       6,146

Other comprehensive income (loss)                              --             --            (446)       (446)
                                                         --------     ----------  --------------   ---------

Balance at December 31, 1999                             $ 15,473     $   19,529  $         (412)  $  34,590
                                                         ========     ==========  ==============   =========










The accompanying notes are an integral part of this statement.

                         MEGABANK FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                         1999        1998
                                                                       --------    --------
Cash flows from operating activities
  Net income                                                           $  6,146    $  3,805
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Provision for loan losses                                           1,155         530
      Depreciation and amortization of fixed assets                         814         486
      Amortization of preferred securities issuance costs                    26          23
      Amortization of goodwill                                               90          --
      Net discount accretion on investment securities                        (3)        (13)
      Stock dividend received                                               (42)        (32)
      Gain on sale of investment securities available for sale             (246)        (46)
      Deferred income taxes                                                (349)        (82)
      Minority interest in loss of subsidiary                                60          --
  Changes in deferrals and accruals
      Accrued interest receivable                                          (507)       (206)
      Accrued interest payable                                              452         282
      Income taxes payable                                                  449         (61)
      Other, net                                                             57        (174)
                                                                       --------    --------
          Net cash provided by operating activities                       8,102       4,512

Cash flows from investing activities
  Purchase of securities available for sale                              (7,918)     (4,482)
  Proceeds from maturities of securities available for sale               3,110       1,250
  Proceeds from sales of securities available for sale                    1,496       1,158
  Net increase in loans                                                 (82,288)    (63,518)
  Acquisition of subsidiary under purchase method of
    accounting, net of cash acquired                                     (1,478)         --
  Additions to bank premises and equipment                               (2,179)     (4,533)
  Additions to title plant                                                 (160)         --
                                                                       --------    --------
          Net cash used in investing activities                         (89,417)    (70,125)

 Cash flows from financing activities
  Net increase in deposits                                               76,921      48,001
  Trust preferred securities issuance costs                                  --        (497)
  Increase (decrease) in Federal Home Loan Bank borrowings               11,000      (1,423)
  Increase (decrease) in securities sold under repurchase agreements        (85)        443
  Proceeds from issuance of trust preferred securities                       --      12,000
  Principal payments on notes payable                                        --      (2,000)
  Proceeds from sale of common stock                                         --      12,013
                                                                       --------    --------
          Net cash provided by financing activities                      87,836      68,537
                                                                       --------    --------
Net increase in cash and cash equivalents                                 6,521       2,924

Cash and cash equivalents at beginning of year                           16,079      13,155
                                                                       --------    --------

Cash and cash equivalents at end of year                               $ 22,600    $ 16,079
                                                                       ========    ========

Supplemental disclosures of cash flow information
 Cash paid during the year for:
    Interest expense                                                   $  8,842    $  6,572
    Income taxes                                                          3,302       2,062

The accompanying notes are an integral part of this statement.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

       MegaBank Financial Corporation ("the Company") owns the shares of and acts as parent holding company for MegaBank ("the Bank"), MB Capital I and Empire Title & Escrow Corporation ("Empire"). The Bank provides a full range of banking services to individual and corporate customers principally in the Denver metropolitan area. A majority of the Bank's loans are related to real estate (principally residential construction) and commercial activities. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with an offering of Cumulative Trust Preferred Securities in 1998, the Company formed MB Capital I, which is treated as a wholly owned subsidiary of the Company. Empire was acquired in April 1999. Results of its operations since acquisition are included in the consolidated financial statements. Empire's principal business activity is the sale of title insurance policies.

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

    INVESTMENT SECURITIES

       Management determines the classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity.

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

       Impaired loans are all specifically identified loans for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. Included in impaired loans are all nonaccrual and restructured loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance is a component of the allowance for loan losses. Any excess of the carrying value of impaired loans over amounts realized from the liquidation of collateral and other sources is charged to the allowance for loan losses.

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

       The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans, leases and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, leases and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. Recoveries realized on loans previously charged off are credited to the allowance for loan losses.


    BANK PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

       These assets are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line method.

                        MEGABANK FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    TITLE PLANT

       In connection with the purchase of Empire in 1999, the Company acquired a title plant. A title plant constitutes an historical record of all matters affecting title to parcels of land in a particular geographic area. This asset is carried at its appraised value as of the date of acquisition plus the cost of subsequent additions. The costs of maintaining this plant are charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation.

    TRUST PREFERRED SECURITIES ISSUANCE COSTS

       Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized. These costs are amortized on a straight-line basis through the maturity date of the securities.

    GOODWILL

       Goodwill consists of the cost in excess of fair value of the net assets acquired in the 1999 acquisition of Empire. Amortization is computed on the straight-line method over 25 years. Capitalized costs and accumulated amortization for costs in excess of fair value of net assets acquired, as of December 31, 1999, are as follows (in thousands):

                  Capitalized costs                     $ 3,009
                  Less accumulated amortization             (90)
                                                        -------

                                                        $ 2,919
                                                        =======

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

       Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year plus common share equivalents. Common shares used in the determination of basic and diluted earning per share follows:

                                                                         1999          1998
                                                                      ----------    ----------
         Basic
           Weighted average common shares outstanding                  7,727,449     6,542,135
         Common share equivalents
           Stock options                                                      --        12,187
           Contingent consideration related to Empire acquisition         61,644            --
                                                                      ----------    ----------

         Diluted                                                       7,789,093     6,554,322
                                                                      ==========    ==========

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

    COMPREHENSIVE INCOME

       The Company has adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The statement requires an enterprise to classify items of other comprehensive income by their nature in the financial statements and to display the accumulated balance of other comprehensive income separately from other components of equity in the balance sheet. The only component of comprehensive income consists of net unrealized holding gains and losses on available for sale securities, less the related tax effects.

       The Company has disclosed comprehensive income in a separate income statement.

    OPERATING SEGMENTS

       The Company had evaluated Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131). This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its principal business, commercial banking, is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - ACQUISITION

  On April 5, 1999, the Company purchased all of the outstanding stock of Empire Title & Escrow Corporation ("Empire"). Empire owns 50% of the outstanding common stock of Colorado Record Data, LLC. The Company paid cash of $1,500,000 and issued 162,369 shares of its common stock to shareholders of Empire. The issued stock was valued by the Company at $9.238 per share.

  The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired has been recorded as an intangible asset, which is amortized over 25 years. The estimated fair values of consolidated assets acquired and liabilities assumed are summarized as follows (in thousands):

         Cash                                                          $    96
         Investment in title plant                                         510
         Property and equipment                                             78
         Goodwill                                                        3,009
         Other assets                                                      112
         Deferred income taxes                                            (130)
         Other liabilities                                                (363)
         Minority interest in consolidated subsidiary                     (238)
                                                                       -------

         Cash paid, direct costs of acquisition and value
           of common stock issued                                      $ 3,074
                                                                       =======

  Pro forma results of operations presented as though the enterprises had combined at the beginning of 1998 have not been presented since they are deemed to be immaterial to the Company's historical results of operations.

  The merger agreement with Empire includes the potential for former shareholders of Empire to realize additional consideration based on the future performance of Empire during the three years following the purchase. These shareholders have the contingent right to receive up to $1,000,000 in additional consideration. This consideration is payable in cash and shares of the Company's common stock, divided equally. The additional consideration is subject to upward adjustment to a maximum of $1,500,000 or downward adjustment based on Empire's actual results of operations in relation to "Pro Forma Earnings". If Empire's results of operations in relation to Pro Forma Earnings do not reach a minimum level, no additional compensation is payable for that period. For the period from the date of acquisition through December 31, 1999, no additional compensation is payable. Future payments of additional consideration, if any, would be accounted for as an addition to the purchase price.

NOTE C - MERGER AGREEMENT

  On November 4, 1999, the Company entered into a merger agreement with Compass Bancshares, Inc. ("Compass"), headquartered in Birmingham, Alabama. If the merger is completed, shareholders of the Company will receive 3,370,000 shares of common stock in exchange for their shares of the Company's common stock. The merger is scheduled for completion during the second quarter of the year 2000.

  The Company will operate as a subsidiary of Compass. The merger will be accounted for under the pooling-of-interests method of accounting.

                         MEGABANK FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - MERGER AGREEMENT (CONTINUED)

  The Company has utilized the services of an investment advisor in connection with this transaction. A fee of approximately $750,000 is payable to the investment advisor upon completion of the merger. This cost will be charged to operations when the merger takes place. Additionally, under the provisions of the Company's agreement with former shareholders of Empire (discussed in note
  B), additional purchase price consideration becomes payable to those individuals upon the change of control of the Company. The consideration payable as of December 31, 1999, under the remaining term of the agreement is $1,125,000 of which one-half would be in the form of common stock.

NOTE D - INVESTMENT SECURITIES

  At December 31, 1999, the Company had securities with the following amortized cost and estimated fair market values (in thousands):

                                                                        Gross           Gross        Estimated
                                                        Amortized     unrealized     unrealized        market
                                                           cost          gains          losses         value
                                                        ---------     ----------     -----------     ---------
  Securities available for sale
   U.S. Treasury securities                             $   3,999     $        1     $        17     $   3,983
   State and political subdivisions                        12,781            128              --        12,909
   Corporate debt securities                                1,490             --             647           843
   Corporate equity securities                                494             --             121           373
                                                        ---------     ----------     -----------     ---------

                                                        $  18,764     $      129     $       785     $  18,108
                                                        =========     ==========     ===========     =========

  The amortized cost and estimated market value of debt securities at December 31, 1999 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                      Estimated
                                                      Amortized        market
                                                        cost           value
                                                      ---------       ---------
       Due in one year or less                        $   1,500       $   1,500
       Due after one year through five years              3,478           3,551
       Due after five years through ten years               557             558
       Due after ten years                               12,735          12,126
                                                      ---------       ---------

                                                      $  18,270       $  17,735
                                                      =========       =========

  Securities included in the accompanying balance sheet at December 31, 1999 with a market value of $14,907,000 have been pledged as collateral for public deposits and for other purposes as required or permitted by law.

  Available for sale securities were sold in 1999 and 1998 and are summarized as follows (in thousands):

                                                        1999          1998
                                                       ------        ------
              Gains realized                           $  246        $   46
              Losses realized                              --            --
                                                       ------        ------

                                                       $  246        $   46
                                                       ======        ======

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

    The components of the loan portfolio at December 31, 1999 are summarized as follows (in thousands):

              Land development and construction                 $ 204,333
              Commercial                                           61,944
              Installment and other                                 7,646
                                                                ---------
                                                                  273,923
              Less unearned loan fees                              (2,124)
                                                                ---------

                                                                $ 271,799
                                                                =========

    Transactions in the allowance for loan losses for 1999 and 1998 are as follows (in thousands):

                                     1999       1998
                                    -------    -------
     Balance at beginning of year   $ 2,610    $ 2,083
     Provision for loan losses        1,155        530
     Recoveries                           2          7
     Loans charged off                  (93)       (10)
                                    -------    -------

     Balance at end of year         $ 3,674    $ 2,610
                                    =======    =======

    There were no accruing loans having payments delinquent more than ninety days at December 31, 1999 and 1998.

    Loans on which the accrual of interest has been discontinued or reduced amounted to $4,095,000 and $3,388,000 at December 31, 1999 and 1998,
    respectively.

    Information related to impaired loans is as follows (in thousands):

                                                     1999     1998
                                                    ------   ------
Total impaired loans at end of year                 $4,095   $3,388
Average impaired loans during the year               4,670    1,529
Allowance for loan loss related to impaired loans      614      551

    No interest income was recognized during the periods that loans were deemed to be impaired. The Company is not committed to lend additional funds to debtors whose loans are impaired.

    No loans were transferred to foreclosed real estate in 1999 or 1998.

NOTE F - BANK PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

    At December 31, 1999, bank premises, leasehold improvements and equipment, less accumulated depreciation and amortization, consisted of the following (in thousands):

     Buildings and improvements                       $  5,817
     Leasehold improvements                                718
     Equipment                                           3,833
     Land                                                1,868
                                                      --------
                                                        12,236

     Less accumulated depreciation and amortization     (1,947)
                                                      --------

                                                      $ 10,289
                                                      ========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable at December 31, 1999 is summarized as follows (in thousands):

     Loans                                                 $1,353
     Investment securities and interest-bearing deposits      258
                                                           ------

                                                           $1,611
                                                           ======

NOTE H - DEPOSITS

    Deposits are summarized at December 31, 1999 as follows (dollars in thousands):

                                                              Weighted
                                                               average
                                                              interest
                                     Balance       Percent      rate
                                    ---------      -------    --------
     Demand, noninterest-bearing    $  57,216        21.45%         --%
     NOW accounts                       9,217         3.45        2.02
     Money market deposit accounts     64,074        24.02        4.04
     Savings deposits                   6,747         2.53        2.20
     Certificates of deposit
       Under $100,000                  47,284        17.72        5.32
       $100,000 and over               82,262        30.83        5.57
                                    ---------       ------

                                    $ 266,800       100.00%       4.59%
                                    =========       ======

    Interest expense on deposits for 1999 and 1998 is summarized as follows (in thousands):

                                      1999     1998
                                     ------   ------
     NOW accounts                    $  173   $  239
     Money market deposit accounts    2,583    2,800
     Savings deposits                   151      170
     Certificates of deposit
       Under $100,000                 2,413    1,850
       $100,000 and over              2,441      683
                                     ------   ------

                                     $7,761   $5,742
                                     ======   ======

    As of December 31, 1999, the Company has brokered certificates of deposit totaling $58,122,000. These bear interest at rates ranging from 5.25% to 6.72% and have maturities of various dates through February 2002.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEPOSITS (CONTINUED)

    At December 31, 1999, the scheduled maturities of certificates of deposit are as follows (in thousands):

                                                                 Year ending December 31,
                                         --------------------------------------------------------------------

             Rate                          2000      2001      2002     2003    2004     Thereafter   Total
        --------------                   --------  --------  --------  ------  ------    ----------  --------
        3.99% or less                    $  1,431  $     --  $      8  $   --  $   --    $       --  $  1,439
        4.00% to 4.99%                      8,436     1,288        40      --      43            --     9,807
        5.00% to 5.99%                     78,836     1,946        19       5      --            --    80,806
        6.00% to 6.99%                     28,154     7,588     1,424     252      --            76    37,494
                                         --------  --------  --------  ------  ------    ----------  --------

                                         $116,857  $ 10,822  $  1,491  $  257  $   43    $       76  $129,546
                                         ========  ========  ========  ======  ======    ==========  ========

NOTE I - BORROWING COMMITMENTS

    As of December 31, 1999, the Bank had lines of credit with Federal Home Loan Bank, Bankers' Bank of the West, and other banks of $21,722,000, $16,730,000 and $700,000, respectively. At December 31, 1999, $11,000,000 was advanced on these lines.

NOTE J - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

    The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Financial instruments whose contract amounts represent credit risk as of December 31, 1999 are as follows (in thousands):

       Commitments to grant loans                           $  25,916
       Unfunded commitments under lines of credit             138,855
       Stand-by letters of credit                              17,937

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

NOTE L - LEASE COMMITMENTS

    Future minimum rental and lease payments under noncancellable operating leases for premises, expiring at various dates through 2006 are as follows (in thousands):

            Year ending
            December 31,
            ------------
                  2000                                     $   884
                  2001                                         898
                  2002                                         759
                  2003                                         627
                  2004                                         522
            Thereafter                                         270
                                                           -------

                                                           $ 3,960
                                                           =======


    Total lease expense for all operating leases was $685,000 and $445,000 in 1999 and 1998, respectively.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - INCOME TAXES

    The provision for income taxes for 1999 and 1998 consists of the following (in thousands):

                                                         1999        1998
                                                        ------      ------
        Current
          Federal                                       $3,286      $1,749
          State                                            466         253
                                                        ------      ------
                                                         3,752       2,002

        Deferred
          Federal                                         (298)        (71)
          State                                            (51)        (11)
                                                        ------      ------
                                                          (349)        (82)
                                                        ------      ------

                                                        $3,403      $1,920
                                                        ======      ======

    The effective income tax rate varies from the statutory federal rate because of several factors, the most significant being nontaxable interest income earned on obligations of state and municipalities. The following table reconciles the Company's effective tax rate to the statutory federal rate.

                                                      1999                      1998
                                              ----------------------     -------------------
                                              Amount         Percent      Amount      Percent
                                              -------        -------     --------    --------
                                              (in thousands)             (in thousands)
     Tax expense at statutory rate            $ 3,247           34.0%    $  1,946        34.0%
     Increase (decrease) in taxes due to:
       Tax exempt municipal interest             (320)          (3.4)        (235)       (4.1)
       State tax, net of federal tax effect       308            3.2          167         2.9
       Other                                      168            1.8           42          .7
                                              -------        -------     --------    --------

           Total provision for income taxes   $ 3,403           35.6%    $  1,920        33.5%
                                              =======        =======     ========    ========

    Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Timing differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in a deferred tax asset as of December 31, 1999 as follows (in thousands):

            Deferred tax assets
               Provision for loan losses                                     $ 1,195
               Market value adjustment to investment securities
                 available for sale                                              245
               Other                                                              19
                                                                             -------
                      Total deferred tax assets                                1,459

            Deferred tax liabilities
               Bases of fixed assets and title plant                            (258)
                                                                             -------
                      Total deferred tax liabilities                            (258)
                                                                             -------
                      Net deferred tax asset                                 $ 1,201
                                                                             =======

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - RELATED PARTY TRANSACTIONS

    As discussed in note R, the Company, as of September 1, 1998, became a unitary thrift holding company, and as such, has the power to engage in activities not currently allowed under the Bank Holding Company Act. Orchard Valley Financial Corporation ("OVFC"), a bank holding company related to the Company through common ownership, was notified that it would either be required to reduce its ownership in the Company to less than 5% or the Company would be prevented from exercising its powers under its new regulations. OVFC agreed to reduce its ownership of the Company to under 5%. The Company paid OVFC $355,000 in 1999 to reimburse it for the income tax liability incurred due to the involuntary sale of the Company's stock.

    The Company has entered into certain loan participations with First State Bank of Hotchkiss, a financial institution related through common ownership. Approximate loan principal balances outstanding under these participations at December 31, 1999 are summarized as follows (in thousands):

                  Participations sold                  $ 14,520
                  Participations purchased                2,446

    The Company has also sold loan participations to other related parties (shareholders, directors, family members, businesses related through common ownership). At December 31, 1999 the participations sold to related parties were approximately $6,353,000.

    The following is an analysis of loans that were made to shareholders, directors and executive officers of the Company, and to corporations and others associated with those individuals (in thousands):

                  Balance at January 1, 1999           $ 1,305
                  New loans                              1,295
                  Repayments                              (689)
                                                       -------

                  Balance at December 31, 1999         $ 1,911
                                                       =======

    Certain officers, directors, and shareholders of the Company personally guaranteed a note payable which was repaid in 1998. In return for the guarantee, the Company agreed to indemnify the guarantors for all liabilities, costs or expenses relating to the guarantee and to provide additional compensation to the guarantors. The additional compensation has consisted of an aggregate fee equal to 1.5% of the outstanding balance of the loan on each anniversary date plus a performance bonus based on earnings of the Bank as specified in the agreement. No fees were paid to guarantors in 1999. Total fees paid to the guarantors were $350,000 in 1998.

    The Company has a consulting agreement with a company owned by an individual who is an officer, director and shareholder of the Company. Payments by the Company under the agreement are $5,000 per month. The term of the agreement is for one year, but automatically renews unless explicitly terminated by either party.

 NOTE O - EMPLOYEE BENEFITS

    Through June 30, 1998, the Bank had an IRA contribution plan available for all personnel who have been employed at least six months. In 1998, the Board of Directors of the Bank approved the MegaBank 401(k) Savings Plan. The Plan was effective July 1, 1998. Employees who have completed three months of service, and meet other conditions, are eligible for the Plan. The Bank will match 50% of the first 6% of compensation which employees contribute to the Plan. The Bank's contributions to the Plan vest ratably over six years. The Plan replaces the IRA contribution plan. Contributions in 1999 and 1998 were $68,000 and $21,000, respectively.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents estimated fair values of the Company's financial instruments as of December 31, 1999 (in thousands):

                                                                                          Carrying      Fair
                                                                                           Amount       Value
                                                                                          ---------   ---------
         Financial assets
           Cash and due from banks                                                        $  13,133   $  13,133
           Federal funds sold                                                                 9,350       9,350
           Other interest-bearing deposits                                                      117         117
           Investment securities available for sale                                          18,108      18,108
           Federal Home Loan Bank stock                                                         944         944
           Loans, less allowance for loan losses                                            268,125     267,891
           Accrued interest receivable                                                        1,611       1,611
         Financial liabilities
            Deposits
               Non-interest bearing                                                          57,216      57,216
               Interest-bearing                                                             209,584     209,430
            Federal Home Loan Bank borrowings                                                11,000      11,000
            Securities sold under agreements to repurchase                                      358         358
            Accrued interest payable                                                            886         886
            Company obligated manditorily redeemable preferred
               securities of subsidiary trust holding solely junior
               subordinated debentures                                                       12,000      10,650

         Unrecognized financial instruments (net of contract amount)
           Commitments to grant loans                                                        25,916      25,916
           Unfunded commitments under lines of credit                                       138,885     138,885
           Stand-by letters of credit                                                        17,937      17,937

    The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

                         MEGABANK FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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


NOTE Q - EQUITY TRANSACTIONS AND AGREEMENTS

      AUTHORIZED CAPITAL AND STOCK SPLIT

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

      STOCK PURCHASE AGREEMENT

         The Company has a Stock Purchase Agreement with certain of its shareholders. This agreement, as amended and restated, provides that upon the death of the Company's Chairman of the Board of Directors, the shareholders will have the option to require the Company to purchase a pro rata portion of their shares of the Company's stock to the extent the Company receives proceeds from a life insurance policy on the life of the Chairman. These shareholders currently hold an aggregate of 2,658,192 shares of common stock. Based on an amendment to the agreement in 1998, the purchase price of the common stock would be based on the greater of 80% of its average closing bid price on any recognized quotation system for a designated period or its appraised value. The Company has purchased a life insurance policy in the amount of $3,000,000 on the Chairman.

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

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - EQUITY TRANSACTIONS AND AGREEMENTS (CONTINUED)


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

         On September 1, 1998, the Company granted options to purchase up to 108,500 shares of common stock to directors and employees of the Company, exercisable as follows:

                     Options                                                  Exercise price
                     granted                                                     per share
                     -------                                                  ------------
                     58,500                                                         $10
                     50,000                                                          11

         These options were issued at the completion of the Company's public stock offering.

         A summary of the activity in the Incentive Plan for 1999 and 1998 is presented below:

                                                1999                   1998
                                        --------------------   --------------------
                                                    Weighted               Weighted
                                                     Average                Average
                                                    Exercise               Exercise
                                         Shares       Price     Shares      Price
                                        --------    --------   --------   ---------
     Outstanding, beginning of year      108,500    $  10.46         --   $      --
     Granted                               2,500       10.00    108,500       10.46
     Exercised                                --          --         --          --
     Forfeited                           (14,000)      10.00         --          --
                                        --------    --------   --------   ---------

     Outstanding, end of year             97,000       10.52    108,500       10.46
                                        ========               ========

     Options exercisable, end of year       None                   None

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - EQUITY TRANSACTIONS AND AGREEMENTS (CONTINUED)

         Of the 97,000 options outstanding at December 31, 1999, 15,000 were nonqualified stock options and 82,000 were incentive stock options. The exercise price of the options was the estimated fair market value of the Company's common stock as of the date granted. Options must be exercised within a ten-year period. Options to purchase shares of common stock are exercisable as follows:

                                                         Exercisable
                     On or after                           options
                  -----------------                      -----------
                  September 1, 2000                           10,000
                  September 1, 2001                           29,100
                  September 1, 2002                           57,900
                                                         -----------

                                                              97,000
                                                         ===========

         The Stock Incentive Plan is accounted for under APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost is recognized for the Plan. Had compensation cost for the Plan been determined consistent with the fair value method of SFAS No. 123, the Company's net income and income per share for 1999 and 1998 would not have been materially effected.

NOTE R - REGULATORY MATTERS

   In September 1998, the Company received permission from the Office of Thrift Supervision, Department of Treasury, to change its status to a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended. The Company is registered with the Office of Thrift Supervision ("OTS") and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, in September 1998, the Bank received permission from the Office of Thrift Supervision to convert the Bank's charter from a state-chartered stock institution to a federal stock savings bank. Management believes that the Bank's balance sheet is currently more reflective of a thrift than a commercial bank. In connection with its charter conversion, the Bank changed its name from MegaBank of Arapahoe to MegaBank.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 (core) capital and tangible capital to adjusted total assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - REGULATORY MATTERS (CONTINUED)

   The Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 (core) ratios as set forth in the table below as of December 31, 1999:

                                                                                              To be well
                                                                                           capitalized under
                                                                        For capital        prompt corrective
                                                   Actual            adequacy purposes     action provisions
                                              ---------------       ------------------    -------------------
                                               Amount  Ratio         Amount    Ratio       Amount      Ratio
                                              ------- -------       --------  --------    --------   --------
                                                                   (Amounts in thousands)
         Total risk-based capital
           (to risk-weighted assets)          $37,345   12.90%      $ 23,160   >or=8.0%   $ 28,950   >or=10.0%
         Tier 1 risk-based capital
           (to risk-weighted assets)           34,038   11.76%        11,578   >or=4.0%     17,367    >or=6.0%
         Core capital
           (to adjusted tangible assets)       34,038   10.64%         9,588   >or=3.0%     15,980    >or=5.0%
         Tangible capital
           (to tangible assets)                34,038   10.64%         9,588   >or=1.5%        N/A        N/A

   Cash dividends paid to the Company by the Bank amounted to $1,500,000 in 1999. The payment of dividends to the Company by the Bank is subject to various regulatory limitations.

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY

   The following presents the condensed balance sheet as of December 31, 1999 and statements of income and cash flows for each of the two years in the period ended December 31, 1999 for MegaBank Financial Corporation:

                         MegaBank Financial Corporation
                                  BALANCE SHEET
                                December 31, 1999
                             (Amounts in thousands)


                             ASSETS

   Cash and interest bearing deposits                                $  5,590
   Investment securities available for sale                             1,217
   Investment in bank subsidiary                                       34,109
   Investment in trust subsidiary                                         317
   Investment in title company                                          3,432
   Property and equipment                                               1,747
   Trust preferred securities issuance cost, net                          702
   Other assets                                                           864
                                                                     --------

         Total assets                                                $ 47,978
                                                                     ========

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

   Accrued interest payable and other liabilities                    $  1,017
   Company obligated manditorily redeemable
     preferred securities of subsidiary trust holding
     solely Junior Subordinated Debentures                             12,371
   Shareholders' equity                                                34,590
                                                                     --------

         Total liabilities and shareholders' equity                  $ 47,978
                                                                     ========

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE S - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

                         MegaBank Financial Corporation
                              STATEMENTS OF INCOME
                            Years ended December 31,
                             (Amounts in thousands)

                                                       1999      1998
                                                      -------   -------
Income
  Dividends from subsidiary                           $ 1,500   $    --
  Interest                                                386       148
  Rental income from subsidiary                           415       407
  Other rental income                                     164       121
  Gain on sale of investment securities                    --        34
  Miscellaneous income                                    100         6
                                                      -------   -------
      Total income                                      2,565       716

Expenses
  Interest                                              1,108       981
  Occupancy and equipment expense                         469       513
  Other                                                   693       853
                                                      -------   -------
      Total expenses                                    2,270     2,347
                                                      -------   -------

Income (loss) before income taxes and equity
  in undistributed net income of subsidiaries             295    (1,631)

Income tax benefit                                        365       605
                                                      -------   -------

Income (loss) before undistributed net
 income of subsidiaries                                   660    (1,026)

Equity in undistributed net income of  subsidiaries     5,486     4,831
                                                      -------   -------

Net income                                            $ 6,146   $ 3,805
                                                      =======   =======

                         MEGABANK FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE S - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY ONLY (CONTINUED)

                         MegaBank Financial Corporation
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                             (Amounts in thousands)

                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities
  Net income                                                          $  6,146    $  3,805
  Adjustments to reconcile net income to net cash provided
     by operating activities
      Depreciation                                                          34          19
      Amortization of preferred securities issuance costs                   26          23
      Equity in undistributed net income of subsidiaries                (5,486)     (4,831)
          Gain on sale of investment securities available for sale          --         (34)
      (Increase) decrease in other assets                                 (280)        (73)
      Increase (decrease) in accrued expenses and other liabilities        749         (62)
                                                                      --------    --------

      Net cash provided by (used in) operating activities                1,189      (1,153)

Cash flows from investing activities
  Purchase of securities available for sale                                 --      (2,145)
  Proceeds for sales of securities available for sale                       --         661
  Acquisition of subsidiary under purchase method of accounting,
    net of cash acquired                                                (1,478)         --
  Additions to property and equipment                                     (548)     (1,250)
  Capital investment in bank subsidiary                                     --     (11,000)
  Capital investment in title company subsidiary                          (500)         --
  Investment in trust subsidiary                                            --        (371)
                                                                      --------    --------

      Net cash used in investing activities                             (2,526)    (14,105)

Cash flows from financing activities
  Preferred securities issuance costs                                       --        (495)
  Principal payments on note payable                                        --      (2,000)
  Proceeds from issuance of preferred securities                            --      12,371
  Proceeds from sale of common stock                                        --      12,013
                                                                      --------    --------

      Net cash provided by financing activities                             --      21,889
                                                                      --------    --------

Net increase (decrease) in cash                                         (1,337)      6,631

Cash at beginning of year                                                6,927         296
                                                                      --------    --------

Cash at end of year                                                   $  5,590    $  6,927
                                                                      ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           There are no such changes and disagreements during the applicable period.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and directors of the Company, their respective ages and positions as of March 1, 2000 are as follows:

NAME                                AGE     POSITIONS
----                                ---     ---------
Thomas R. Kowalski                  60      Chairman of the Board and Chief Executive Officer of the Company and the Bank

Larry A. Olsen (1)                  54      President, Chief Operating Officer and Director of the Company and the Bank

Raymond L. Anilionis                52      Vice President and Director of the Company and Director of the Bank

Susan A. Putland                    52      Vice President,  Finance, Chief Accounting Officer, and Secretary of the Company
                                            and Vice President, Financial Services, Treasurer and Secretary of the Bank

Ryan R. Kowalski                    32      Director of the Company and Vice President and Director of the Bank

Dr. Donald B. Brown (1)             71      Director of the Company and the Bank

William F. Sievers (1)              56      Director of the Company and the Bank

Roger L. Morgan                     57      Director of the Company and the Bank


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

         Susan A. Putland has been Vice President, Finance and Secretary of the Company since 1997 and Vice President, Financial Services of the Bank since 1996. Ms. Putland also serves as an independent director of CITGO Funding Company, L.L.C., and CITGO Funding Corporation II, special purpose finance securitization entities. Ms. Putland was Vice President, Structured Finance for The Chotin Group Corporation and its affiliates, a privately-held securities issuer and investor, from 1989 to December 1995. Subsequent to December 31, 1999, Ms. Putland was appointed Chief Accounting Officer for the Company and Treasurer for the Bank.

         Ryan R. Kowalski has been a Director of the Company since 1999 and a Vice President and Director of the Bank since 1997. Prior to his employment with the Bank, Mr. Kowalski was self-employed as a land developer and residential and commercial general contractor for nine years.

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


ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and all other named executive officers who received cash compensation exceeding $100,000 for 1999, 1998 or 1997. No other executive officer of the Company received compensation from the Company exceeding $100,000 during 1999, 1998 and 1997.

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                           Awards                  Payouts
                                                                         ----------------------------------
                                                                                      Securities
                                                               Other                    Under-
                                                              Annual     Restricted      lying                All Other
                                                             Compen-       Stock       Options/      LTIP      Compen-
Name                                   Salary     Bonus       sation     Awards(s)       SARs      Payouts      sation
and Principal Position         Year      ($)       ($)          ($)          ($)          ($)        ($)         ($)
------------------------------ -----  --------  ------------ ---------   ----------   ----------   --------   ---------
Thomas R. Kowalski,             1999   150,000   692,500(1)         --           --           --         --          --
  Chairman of the Board         1998   150,000   298,490            --           --           --         --          --
     and CEO                    1997   150,000   275,000            --           --           --         --          --
Larry A. Olsen, President       1999   125,000    66,100            --           --           --         --       3,751
  and COO of the Company        1998   105,000    11,167            --           --           --         --       1,444
     and the Bank               1997    86,250     8,733            --           --           --         --          --
Ryan R. Kowalski, Vice          1999    95,000    20,600            --           --           --         --       1,425
  President of the Bank         1998    95,000    19,259            --           --           --         --       1,108
                                1997    95,000     5,666            --           --           --         --          --
-----------------------------------------------------------------------------------------------------------------------

----------
         (1) A portion of the bonus reported for 1999 was paid in 1999 but was accrued in 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the aggregate options held by the above named executive officers as of December 31, 1999. The options were granted in 1998. No options were granted to or exercised by the specified officers in 1999.

         -------------------------------------------------------------------------------------------------------------------
                                                                                                     Value of Unexercised
                                           Shares                        Number of Securities      In-the-Money Options at
                                        Acquired on       Value           Underlying Options          December 31, 1999
                     Name                 Exercise      Realized      Exercisable/Unexercisable    Exercisable/Unexercisable
         ------------------------------ ------------- -------------- ----------------------------- -------------------------
         Thomas R. Kowalski,
           Chairman of the Board
              and CEO                        --            --                  0/50,000                     $0/$0
         Larry A. Olsen, President
           and COO of the Company
              and the Bank                   --            --                  0/5,000                      $0/$0
         Ryan R. Kowalski, Vice
           President of the Bank             --            --                  0/5,000                      $0/$0

         ------------------------------ ------------- -------------- ----------------------------- -------------------------

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

         TERMINATION OF THE PLAN. As a result of the proposed merger with Compass, the Board of Directors has determined to discontinue the Incentive Plan effective March 6, 2000. All options will be fully vested as of that date and all shares underlying the options may be exercised on or after that date; provided, however, that the options will expire and become void as of March 21, 2000. Termination of the Plan and the acceleration of the vesting of the options are contingent on consummation of the merger with Compass. If, for any reason, the merger is not consummated, the Plan and options will continue in full force and effect under the original terms.

         COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934. Based solely upon a review of Forms 3 and 4 and amendments thereto and Forms 5 furnished to the Company and with respect to 1999, the Company is unaware of any late filings. The Company is unaware of any other known failure to report in compliance with Section 16(a).


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of Common Stock of the Company, as of February 15, 2000, by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and (ii) each director of the Company and certain executive officers and (iii) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such owners, management believes that the shareholders listed below have sole investment and voting power with respect to their shares.

                                                                 SHARES
                                                              BENEFICIALLY        PERCENTAGE
                  BENEFICIAL OWNER                                OWNED           OF CLASS
                  ----------------                            -------------       ----------
                  Thomas R. Kowalski.                             2,970,192(1)          38.2%
                    8100 East Arapahoe Road
                    Englewood, Colorado 80112

                  Raymond L. Anilionis                              642,780(2)           8.3%
                    9034 East Easter Place, Suite 202
                    Englewood, Colorado 80112

                                                                 SHARES
                                                              BENEFICIALLY     PERCENTAGE
                  BENEFICIAL OWNER                                OWNED        OF CLASS
                  ----------------                            -------------    ----------
                  Warren P. Cohen                                   707,500(3)        9.1%
                    595 South Broadway, Suite 200
                    Denver, Colorado 80209

                  Realtek Company Employees' Profit                 614,820(4)        7.9%
                    Sharing Plan and Trust
                    8100 East Arapahoe Road, Suite 214
                    Englewood, Colorado  80112

                  Vernon J. Purdy                                   468,750           6.0%
                    1900 East Girard, Suite 509
                    Englewood, Colorado  80110

                  Larry A. Olsen                                    151,590           2.0%
                    8100 East Arapahoe Road
                    Englewood, Colorado  80112

                  Susan A. Putland                                      545             *
                    8100 East Arapahoe Road
                    Englewood, Colorado  80112

                  Hiram J. Welton                                     1,000             *
                    8100 East Arapahoe Road
                    Englewood, Colorado  80112

                  Ryan R. Kowalski                                   76,890(5)        1.0%
                    8100 East Arapahoe Road
                    Englewood, Colorado 80112

                  Dr. Donald B. Brown                                    --            --
                    6700 East Berry
                    Englewood, Colorado 80111

                  William F. Sievers                                  2,000             *
                    26 West Dry Creek Circle, Suite 750
                    Littleton, Colorado 80120

                  Roger L. Morgan                                        --            --
                    1615 Country Club Road
                    Ft. Collins, Colorado 80524

                  All executive officers and
                    directors as a group (nine persons)           3,768,107          48.5%

------------
(1) Of this amount, 1,343,232 shares are owned directly, and all other shares are owned indirectly through entities or persons controlled by Mr. Kowalski.
(2) Of this amount, 399,000 shares are owned directly, and all other shares are owned by entities controlled by Mr. Anilionis.
(3) Of this amount, 455,473 shares are owned directly, and all other shares are owned by an entity controlled by Mr. Cohen.
(4) Due to Mr. Kowalski's significant beneficial ownership of the named entity, these shares are included in the ownership of Thomas R. Kowalski in the table.
(5) Ryan R. Kowalski owns 76,890 shares through the Ryan R. Kowalski Trust; however, he disclaims beneficial ownership of such securities. Since Thomas
     R. Kowalski is the trustee of the Ryan R. Kowalski Trust, these shares are included in the ownership of Thomas R. Kowalski.
*    Less than 1.0%


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         PROPERTIES. Nagrom LLC, a Colorado limited liability company, owns the building and land in which the Company's principal office is located. The Bank leases office space in the building. The lease began in 1995 and is for a period of 10 years. The rent for 1999 was approximately $350,000, and will increase 3.5% per year. The Board of Directors of the Company believes that the rates are comparable to those that could be obtained from unaffiliated third parties. Nagrom LLC is beneficially owned by Kowalski Capital LLC, a Colorado limited liability company (71.0%), Raymond L. Anilionis (13.0%), an officer and director of the Company, and Med Partnership LLLP (16.0%) an entity controlled by Warren
P. Cohen, a director of the Bank. Kowalski Capital LLC is owned 95.0% by the Thomas R. Kowalski Irrevocable Trust. The beneficiaries of the trust are Ryan Kowalski (the adult son of Thomas R. Kowalski) and Ryan Kowalski's minor daughter. The remaining 5.0% of Kowalski Capital LLC is owned by Respond Corp., of which Thomas R. Kowalski is the sole shareholder.

         1996 Newton LLC, a Colorado limited liability company, leases space to the Bank for its branch at 32nd Avenue and Newton, Denver. 1996 Newton LLC is owned by Kowalski Capital (50.0%), Raymond L. Anilionis (25.0%) and the Warren
P. Cohen Beneficial Trust (25.0%). The lease commenced in May 1996 and runs for a period of 10 years. Rent is approximately $32,000 per annum, and incrementally increases to $36,000 per year for the last five years of the lease. The Board of Directors of the Company believes that the rates are comparable to those that could be obtained from unaffiliated third parties.

         Osage 3734, LLC, a Colorado limited liability company, leases space to the Bank for its new centralized processing center at 3734 Osage Street, Denver. Osage 3734, LLC is owned equally by KLA/4 Family Limited Partnership RLLLP, an entity controlled by Raymond L. Anilionis, Ryan Kowalski, Vice President and Director of the Bank and son of Thomas R. Kowalski, and Respond Corporation, an entity owned by Thomas R. Kowalski. Rent is approximately $48,000 per annum and the Bank occupies the building under the terms of a ten-year triple net lease. The Board of Directors of the Company believes that the leasing terms are comparable to those that could be obtained from unaffiliated third parties.

         In connection with the consummation of the merger, Compass will merge Osage 3734 LLC, 1996 Newton LLC and Nagrom LLC (collectively "LLC's") in exchange for 150,000 shares of Compass common stock. It is a condition to the completion of the merger that Compass merge the LLC's'.

         EMPLOYMENT AGREEMENTS. Compass Bank and Thomas R. Kowalski, Chairman of the Company, entered into an employment agreement, which will become effective upon completion of the merger with Compass. Under the employment agreement, Mr. Kowalski will serve as a senior officer of Compass Bank for three years beginning at the effective time of the Merger. Mr. Kowalski's annual salary will be $175,000 with merit increases based upon performance. Mr. Kowalski will also receive benefits available to Compass Bank employees of equal title and base salary. The employment agreement also contains noncompetition and confidentiality provisions. Larry Olsen, President of the Company, also entered into an employment agreement to become effective upon completion of the merger with Compass. Under the employment agreement, Mr. Olsen will serve as a senior officer of Compass Bank for two years beginning at the effective time of the merger. Mr. Olsen's annual salary will be $145,000 with merit increases based upon performance. Mr. Olsen will also receive benefits available to Compass Bank employees of equal title and base salary. The employment agreement also contains noncompetition and confidentiality provisions. Certain other employees of the Bank and Empire also entered into employment agreements, which will become effective upon completion of the Merger.

         In March 1997, the Bank entered into a Consulting Agreement with First Fidelity Service Corp. ("First Fidelity"), a consulting firm, which is wholly owned by Raymond L. Anilionis. The agreement provides that First Fidelity will render services regarding bank site acquisitions, real estate acquisitions, management of construction projects, evaluation and assistance with negotiations of complex loans and work out transactions and any other services reasonably requested by the Bank. The term of the agreement is for one year, but automatically renews each year unless terminated by either party upon 30 days notice. Pursuant to the terms of the consulting agreement, First Fidelity is paid $5,000 per month for its services. Mr. Anilionis also entered into a consulting agreement with Compass Bank, which will become effective upon completion of the merger. The consulting agreement is for one year and contains noncompetition and confidentiality provisions.

         LOAN PARTICIPATIONS. The Bank has entered into certain loan participations with First State Bank of Hotchkiss, an entity controlled by Thomas R. Kowalski. Approximate loan principal balances outstanding under these participations are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                1999          1998
                                              --------       --------
                                                   (IN THOUSANDS)
              Participations sold             $ 14,520       $  9,703
              Participations purchased           2,446          1,346

         The Bank has also sold loan participations to shareholders, officers and directors of the Company on the same terms as sold to third parties. At December 31, 1999 and 1998, the participations sold to related parties were approximately $6.4 million and $4.0 million, respectively.

         CREDIT TRANSACTIONS. The officers, directors and principal shareholders of the Company and members of their immediate families and businesses in which they hold controlling interests are customers of the Bank. Credit transactions with these parties are subject to review by the Bank's board of directors. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1999, the aggregate balance of loans and advances under existing lines of credit to these parties was approximately $1.9 million or 0.7% of the Bank's total loans.

         STOCK PURCHASE AGREEMENT. In December 1990, the Company, Thomas R. Kowalski, Ryan R. Kowalski Trust, Realtek Company Profit Sharing Plan and Trust, Thomas Investments and Orchard Valley Financial Corporation (the "Shareholders") entered into a Stock Purchase Agreement in order to provide for the orderly continuation of the affairs of the Company. The agreement, as amended, provides that upon the death of Thomas R. Kowalski, the Shareholders will have the option to require the Company to purchase their shares of Company Common Stock to the extent the Company receives proceeds from a life insurance policy on the life of Thomas R. Kowalski. As of December 31, 1999, the Shareholders held an aggregate of 2,658,192 shares of Common Stock. The agreement specifies that the purchase price for the stock shall be the greater of 80% of the average closing price of the Common Stock of the Company on any national securities exchange or recognized quotation system for five trading days preceding the death of Thomas
R. Kowalski or the appraised value as determined by an appraiser selected mutually by the Company and the surviving Shareholders. It is a condition of the Merger with Compass that the Stock Purchase Agreement be nullified at the time of completion of the Merger.

         INDEMNIFICATION. For five years after the Merger, Compass will indemnify the officers, directors and employees of the Company for all liabilities arising before the Merger to the maximum extent permitted by law.

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

         10.3 Advance, Pledge and Security Agreement dated October 26, 1995 between Federal Home Loan Bank of Topeka and MegaBank of Arapahoe(2).

         10.4 Federal Funds line of credit agreement signed September 24, 1997 between Norwest Bank Colorado, N.A. and MegaBank of Arapahoe(2).

         10.5  Consulting Agreement - First Fidelity Corp.(2).

         10.6 Branching Rights Purchase Agreement - First State Bank of Hotchkiss(2).

         10.7 Amended and Restated Stock Purchase Agreement by and among MegaBank Financial Corporation, Thomas R. Kowalski, the Ryan R. Kowalski Trust, the Realtek Company Profit Sharing Plan and Trust, Thomas Investments Partnership and Orchard Valley Financial Corporation dated as of December 4,1 997 and as further amended on September 1, 1998(1).

         10.8 Indemnification Agreement dated July 20, 1995 between MegaBank Financial Corporation and Raymond L. Anilionis, Warren P. Cohen and Thomas R. Kowalski (the "Guarantors")(2).

         10.9  Issuer's 1998 Long-Term Incentive Plan(1).

         10.10 Agreement and Plan of Merger by and between Compass Bancshares, Inc. and MegaBank Financial Corporation dated as of November 4, 1999.

         11.1 Statement re Computation of per share earnings - see Consolidated Financial Statements.

         21.   Subsidiaries of the Issuer (2).

         27.1  Financial data schedule.

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


                                 MEGABANK FINANCIAL CORPORATION


                                 By:   /s/ THOMAS R. KOWALSKI
                                       ---------------------------------------
                                       Thomas R. Kowalski
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                 By:   /s/ SUSAN A. PUTLAND
                                       ---------------------------------------
                                       Susan A. Putland
                                       Treasurer and Chief Accounting Officer
                                       (Principal Accounting Officer)


Dated:  March 2, 2000


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

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2000.


/s/ THOMAS R. KOWALSKI                     /s/ RAYMOND L. ANILIONIS
----------------------                     ------------------------
Thomas R. Kowalski                         Raymond L. Anilionis
Chairman of the Board                      Director


/s/ LARRY A. OLSEN                         /s/ RYAN R. KOWALSKI
------------------                         --------------------
Larry A. Olsen                             Ryan R. Kowalski
Director                                   Director


/s/ DR. DONALD B. BROWN                    /s/ WILLIAM F. SIEVERS
-----------------------                    ----------------------
Dr. Donald B. Brown                        William F. Sievers
Director                                   Director


/s/ ROGER L. MORGAN
-------------------
Roger L. Morgan
Director

                               INDEX TO EXHIBITS

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

  10.3 Advance, Pledge and Security Agreement dated October 26, 1995 between Federal Home Loan Bank of Topeka and MegaBank of
              Arapahoe(2).

  10.4 Federal Funds line of credit agreement signed September 24, 1997 between Norwest Bank Colorado, N.A. and MegaBank of Arapahoe(2).

  10.5        Consulting Agreement - First Fidelity Corp.(2).

  10.6        Branching Rights Purchase Agreement - First State Bank of
              Hotchkiss(2).

  10.7        Amended and Restated Stock Purchase Agreement by and among
              MegaBank Financial Corporation, Thomas R. Kowalski, the Ryan R.
              Kowalski Trust, the Realtek Company Profit Sharing Plan and Trust,
              Thomas Investments Partnership and Orchard Valley Financial
              Corporation dated as of December 4,1 997 and as further amended on September 1, 1998(1).

  10.8        Indemnification Agreement dated July 20, 1995 between MegaBank
              Financial Corporation and Raymond L. Anilionis, Warren P. Cohen and Thomas R. Kowalski (the "Guarantors")(2).

  10.9        Issuer's 1998 Long-Term Incentive Plan(1).

  10.10       Agreement and Plan of Merger by and between Compass Bancshares,
              Inc. and MegaBank Financial Corporation dated as of November 4,
              1999.

  11.1        Statement re Computation of per share earnings - see Consolidated
              Financial Statements.

  21.         Subsidiaries of the Issuer (2).

  27.1        Financial data schedule.

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